Form 10QSB
period 2002-09-30
TELECOMM COM INC
filed 2002-11-15
CIK 1109219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 12B-25

                           NOTIFICATION OF LATE FILING

                          COMMISSION FILE NO. 000-49811

                FORM 10-QSB FOR PERIOD ENDED: SEPTEMBER 30, 2002

PART I -- REGISTRANT INFORMATION

                               Telecomm.com, Inc.
                               ------------------
                            (Full Name of Registrant)

                               CIK No. 0001109219

               2600 Longhorn Blvd., Suite 112, Austin, Texas 78758
               ---------------------------------------------------
                     (Address of Principal Executive Office)

                                 (512) 615-2544
                                 --------------
              (Registrant's telephone number, including area code)

PART II -- RULES 12B-25(B) AND (C)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

     (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

     (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.

Our accountant has not been able to complete the financial statements in the allotted 45 days.

PART IV-- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

Tim Page  (512) 615-2544

(2) Have all other periodic reports required under Section 13 or 15(d) of the
                                                   ----------    -----
Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

Yes.

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

No.

Telecomm.com, Inc. has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November 14, 2002          /s/ Tim Page
                                   ------------
                                   Tim Page, President & CEO