Form 10QSB
period 2002-09-30
TELECOMM COM INC
filed 2002-12-09
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE ACT  OF 1934

                 For the 3 month period ended September 30, 2002

                        Commission file number 000-49811

                               TELECOMM.COM, INC.

                 (Name of Small Business Issuer in Its Charter)

            Delaware                                         52-2191043
      -------------------------------                   -------------------
       (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


        2600 Longhorn Blvd, Suite 112, Austin, Texas              78758
        ---------------------------------------------          ----------
        (Address of principal executive office)                (Zip Code)

          Issuer's telephone number, including area code (512) 615-2544

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[]

At September 30, 2002, a total of 11,908,000 shares of registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                             1

Item 1. Financial Statements                                              1

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               5

Item 3. Disclosure Controls and Procedures                                9

PART II OTHER INFORMATION                                                 10

Item 2. Changes in Securities and Use of Proceeds                         10

Item 6. Exhibits, Lists, and Reports on Form 8-K                          10

Signatures


PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The following unaudited Financial Statements for the period ended September 30, 2002, have been prepared by Telecomm.com, Inc

                               TELECOMM.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS


Current assets
  Cash                                                     $    17,086
  Accounts receivable, net of allowance of $30,000              58,714
  Inventory                                                     51,664
                                                           ------------
    Total current assets                                       127,464

Property and equipment, net                                      9,591
                                                           ------------
TOTAL ASSETS                                               $   137,055
                                                           ============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                         $ 1,487,644
  Accrued expenses                                             333,469
  Due to shareholders                                          146,498
  Notes payable - related parties                               48,500
  Deferred gain                                                322,956
                                                           ------------
    Total current liabilities                                2,339,067
                                                           ------------

Notes payable                                                  109,437
                                                           ------------
Total liabilities                                            2,448,504
                                                           ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 75,000,000 shares
    authorized, 11,908,000 shares issued and outstanding        11,908
Additional paid in capital                                   1,027,395
Accumulated deficit                                         (3,350,752)
                                                           ------------
  Total Stockholders' Equity (Deficit)                      (2,311,449)
                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $   137,055
                                                           ============

(See accompanying notes to financial statements)

                               TELECOMM.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three  months  ended        Nine  months  ended
                                                         September 30,              September 30,
                                                         -------------              -------------
                                                      2002          2001          2002          2001
                                                  ------------  ------------  ------------  ------------

Net revenues                                      $    22,938   $    54,773   $   152,612   $   188,881
Cost of goods sold                                     21,425        11,489       107,982       123,508
                                                  ------------  ------------  ------------  ------------
Gross margin                                            1,513        43,284        44,630        65,373


Operating expenses:
  General and administrative                           43,516        44,580       188,628       795,881
  Depreciation                                          3,085         3,357         9,255        10,071
                                                  ------------  ------------  ------------  ------------
                                                       46,601        47,937       197,883       805,952
                                                  ------------  ------------  ------------  ------------
Loss from continuing
  Operations                                          (45,088)       (4,653)     (153,253)     (740,579)

Interest expense                                        5,110         4,590        10,023         7,170
                                                  ------------  ------------  ------------  ------------
Net loss from continuing
  operations before
  discontinued operations                             (50,198)       (9,243)     (163,276)     (747,749)

Discontinued operations:
  Loss on continuing
    operations of TIC Cables
    Electronica y
    Suministros, S.A. de C.V.                               -      (102,037)            -      (306,111)
  Gain on abandonment of TIC
    Cables Electronica y
    Suministros, S.A. de C.V.                               -             -             -             -
                                                  ------------  ------------  ------------  ------------

Net loss                                              (50,198)     (111,280)     (163,276)   (1,053,860)
Comprehensive loss:
  Change in foreign currency
    Translation                                             -             -             -        72,413
                                                  ------------  ------------  ------------  ------------
Comprehensive loss                                $   (50,198)  $  (111,280)  $  (163,276)  $  (981,447)
                                                  ============  ============  ============  ============


Net loss per share from continuing operations:
  Basic and diluted                               $     (0.00)  $     (0.00)  $     (0.01)  $     (0.05)
                                                  ============  ============  ============  ============
Net loss per share:
  Basic and diluted                               $     (0.00)  $     (0.01)  $     (0.01)  $     (0.08)
                                                  ============  ============  ============  ============
Weighted average shares outstanding:
  Basic and diluted                                12,241,333    13,908,000    13,358,549    13,648,132
                                                  ============  ============  ============  ============

(See accompanying notes to financial statements)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                                                                                2002         2001
                                                                             ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $(163,276)  $(1,053,860)
Adjustments to reconcile net deficit to cash used by
operating activities:
  Depreciation and amortization                                                  9,255        10,071
  Common stock issued for services                                                   -       369,500
  Provision for bad debts                                                       30,000             -
Net change in:
  Accounts receivable                                                          (65,507)      203,217
  Inventory                                                                        894       218,246
  Other assets                                                                  18,956         8,601
  Accounts payable                                                             114,517        55,327
  Accrued expenses                                                              59,081        77,767
                                                                             ----------  ------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                            3,920      (111,131)
                                                                             ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                             ----------  ------------
Net advances from shareholders                                                   9,241       117,273
                                                                             ----------  ------------

NET INCREASE (DECREASE) IN CASH                                                 13,161         6,142
Cash, beg. of period                                                             3,925             -
                                                                             ----------  ------------
Cash, end of period                                                          $  17,086   $     6,142
                                                                             ==========  ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                              $       -   $         -
  Income taxes paid                                                          $       -   $         -


(See accompanying notes to financial statements)

                               TELECOMM.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION:

              The accompanying unaudited financial statements of Telecomm.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. All significant inter-company transactions and balances have been eliminated for the three-month period ended September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's registration statement (Form 10SB12G) filed with the Securities and Exchange Commission for the period ended December 31, 2001 and year ended December 31, 2000.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. The accompanying unaudited financial statements include all adjustments which in the opinion of management are necessary for a fair presentation and in order to make the financial statements not misleading.

FORWARD-LOOKING  STATEMENTS

This Form 10-QSB contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-QSB containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-QSB. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-QSB, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OUTLOOK

Telecomm is currently concentrating its resources on negotiations with acquisition candidates and completing its Form 10SB12G registration statement with the SEC. Upon approval of the registration statement, Telecomm will make application for listing its common stock on the Over The Counter Bulletin Board.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In  July  2001,  the  FASB  issued SFAS 141, Business Combinations, and SFAS 142
Goodwill and Other Intangible Assets. These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment, rather than amortized, on an annual basis, beginning on January 1, 2002. Telecomm does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this guidance.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements. In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. This Statement will be effective October 1, 2002, but will have no effect on the Company's financial statements.

THE  COMPANY

            The Company is engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries. In addition to it's one subsidiary, the company is aggressively seeking acquisitions to further increase it's sales in this industry. Although presently in talks with several acquisition candidates, the company has not as yet entered into any agreements with any of those companies.

RELATED  PARTY  TRANSACTIONS

            Amounts Due To Stockholders: The Company owes a stockholder a note in the amount of $90,000 as of September 30, 2002. The note bears no interest and is due on demand. This stockholder owns approximately 0.3% of the outstanding shares of the Company's common stock as of September 30, 2002. The Company also owes a certain stockholder notes in the amount of $146,498 as of September 30, 2002. The notes bear no interest and are due on demand. The shareholder has an option to convert all or part of the outstanding loans into common stock at 2 cents per share. This stockholder owns approximately 22.1% of the Company's common stock as of September 30, 2002.

EQUITY  TRANSACTIONS

     There were no new issuances of common stock during the 3 month period ended September 30, 2002. However, the Company canceled 2,000,000 shares of common stock previously held by a major shareholder that still owed money to the company. This was done on July 9th, 2002. The company is in negotiations with this shareholder to cancel or have returned an additional 4,800,000 shares of common stock for the same reason as above.

GOING  CONCERN

           As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $50,198 during the period ended September 30, 2002 and, as of that date, the Company's current liabilities exceeded its current assets by $2,211,603 and its total liabilities exceeded its total assets by $2,311,449. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS  OF  OPERATIONS

     Revenues for the 3 months ended September 30, 2002 were $22,938, compared to revenues of $58,584 for the 3 months ended September 30, 2001. This decrease is due to a general downturn in the economy during that period.

     Gross profit for the 3 months ended September 30, 2002 was $1,513 or 6.6% of sales. The corresponding period for 2001 was $ 43,284 or 79.1% of sales. The decrease in gross profit is attributable to a higher costs of labor and materials.

     General and administrative costs for the 3 months ended September 30, 2002 were $43,516 or 189.7% of sales, compared to $44,580 or 81.4% of sales for the same period of 2001. The Company has managed to maintain its G & A at a constant level.

     Interest expense for the 3 month period ended September 30, 2002 was $5,110 compared to $4,490 for the same period in 2001.

     For the 3 months ended September 30, 2002 the Company had a net loss of $50,198 compared to a loss of $111,280 for the same period in 2001. However, $102,037 of the loss in 2001 was attributable to the loss on continuing operations of the Mexican subsidiary. The Company abandoned the Mexican subsidiary at the end of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2002, the Company had cash and cash equivalents of $17,086. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2002 and 2003. However we cannot make any assurances that such financing will be secured.


RISK  FACTORS  AND  CAUTIONARY  STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to continue as a viable concern post implementation of the Plan, our ability to obtain financing in order to implement our business plan and other risks detailed in our periodic report filings with the Securities and Exchange Commission.

ITEM  3.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART  II.  OTHER  INFORMATION

ITEM  6.            EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits.

99        Certification  pursuant  to  18  U.S.C.   1350

(b)  Reports  on  Form  8-K.

None.


SIGNATURES

The undersigned officers certify that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

                                              TELECOMM.COM,  INC.


Date:    December  6,  2002                  /s/  Tim  Page
                                             -----------------------------------
                                             Tim  Page, President and
                                             Chief Executive Officer

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I,  Tim  Page,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Telecomm.com, Inc. ("TCCM")

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of TCCM as of, and for, the periods presented in this quarterly report.

4. As TCCM's Chief Executive Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for TCCM. As such, TCCM has:

            a. designed such disclosure controls and procedures to ensure that material information relating to TCCM, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of TCCM's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. TCCM's other officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of TCCM's board of directors :

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect TCCM's ability to record, process, summarize and report financial data and have identified for TCCM's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in TCCM's internal controls.

6. TCCM's other officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December  6,  2002                  /s/  Tim  Page
                                             -----------------------------------
                                             Tim  Page, President and
                                             Chief Executive Officer



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TELECOMM.COM,  INC.


                                             By:  /s/  Timothy  T.  Page
                                             ----------------------------------
                                             Timothy  T.  Page
                                             Chairman  of  the  Board

                                             Date:  December  6,  2002