Form 10KSB
period 2002-12-31
TELECOMM COM INC
filed 2003-06-20
CIK 1109219

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number: 000-26235

TELECOMM.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2191043
(State of incorporation)	(I.R.S. Employer Identification No.)
6836 Bee Caves Road, #242 Austin, TX 78746
(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (512) 617 - 6351

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common

Name of each exchange on which registered: OTC BB

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year was $163,903

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31st, 2002: $249,525(approximately)

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2002: 11,908,000

Traditional Small Business Disclosure Format: No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Telecomm.com, Inc. (the "Issuer" or "Company" or "TCCM") was organized under the laws of the State of Delaware in 1999. Telecomm has one subsidiary, Capital Cable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997 as a Texas corporation.

Austin Cable was acquired by Telecomm in 1999 through the sale of a controlling block of its stock, thus making Austin Cable a wholly-owned subsidiary of Telecomm.com. Austin Cable is in the business of assembling copper and fiber optic specialty cables for distribution in the United States.

The Company produces specialty custom cable assemblies and harnesses for various industries. A specialty custom cable or harness assembly is a copper or fiber optic cable with connectors terminated at one or both ends. The specialty custom cable assembly industry is one that services and supplies a variety of other industries, which need wire harnesses and cable assemblies for their products.

In 1999, Telecomm.com also acquired all but one share of TIC Cables Electronica y Suministros, S.A. de C.V., incorporated in Mexico in 1989, thus making TIC a 99.99%-owned subsidiary of Telecomm.com. As TIC is engaged in the design and integration of systems for data and telecommunications in Mexico, Telecomm management believed the acquisition would provide strategic competitive advantages, which proved true throughout most of 2000. However, in 2001, due to a lack of control over operations at TIC, the difficulty in the Mexican economy and excessive losses at TIC's facilities in Mexico, Telecomm.com's Board of Directors, in a meeting held September 6, 2001, voted to abandon TIC operations. Telecomm has divested itself of its interest in TIC and is in the process of returning all TIC shares to its president, Jesus Aguirre.

A subsequent meeting of the Board of Directors of Telecomm was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from Telecomm's Board and agreed to return 6,800,000 shares of Telecomm common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 2,000,000 of the 6,800,000 shares to date, leaving a balance due of 4,800,000 shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, Telecomm has placed a stop transfer order with its transfer agent on the remaining 4,800,000 shares and has retained legal counsel to begin legal proceedings to recover the 4,800,000 shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. However, counsel has agreed to assist in efforts to contact Mr. Aguirre in order to resolve this issue by the end of 2002. If these efforts are unsuccessful, Telecomm will instruct counsel to seek a court order canceling these shares during the first quarter of 2003.

We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, Telecomm does not have any continuing or contingent liabilities related to TIC.

Telecomm.com has received a going concern opinion from its auditors for the years ended 2002 and 2001, meaning substantial doubt has been raised in our auditors' eyes about Telecomm.com's ability to continue as a going concern. Telecomm.com has reduced its operations in 2002, and has incurred losses for the years ended December 31, 2002 and 2001 totaling $389,036 and $1,370,834 respectively, and at December 31, 2002 had a capital deficit of $2,422,170. Net Revenues in 2002 were $163,903 compared to $229,814 in 2001. Negative working capital for 2002 was $2,317,451 compared to $1,715,780 in 2001. Telecomm.com will require additional working capital to develop its business until Telecomm.com achieves a level of revenues adequate to generate sufficient cash flows from operations.

The Company Business

Telecomm.com's current business operations, which are currently done entirely through its subsidiary Austin Cable, consist of the production of specialty custom cable assemblies and harnesses for various industries. A specialty custom cable or harness assembly is a copper or fiber optic cable with connectors terminated at one or both ends. The specialty custom cable assembly industry is one that services and supplies a variety of other industries, which need wire harnesses and cable assemblies for their products. The companies that require these harnesses in their products do not manufacture them personally; they often outsource them to companies like Telecomm.com. We plan to continue in this industry and expand our market presence by both acquisition and internal growth.

Markets in the domestic U.S. specialty cable assembly industry, which Telecomm.com is participating in, include data/networking and telecommunications, automotive, health and medical and aerospace. The Company supplies both shielded and unshielded multi-conductor cables, and to a lesser extent coaxial and fiber optic cables, for use within the premises (hence the use of the term "premise" products) for the transmission of voice, data, video or a combination of these. Data/networking products are generally used as the backbone of computer networks, linking local area networks ("LANs"), workstations, equipment and other peripheral devices to each other or to telecommunications service wire. The Company also sells fiber optic cables for utilization in LAN applications. In these systems, fiber optic cables are used to provide data communications between buildings in close proximity or to provide a "backbone" to carry information between floors within a building.

Austin Cable assembles both copper and fiber optic specialty custom assemblies (e.g. cat-5 patch cords and fiber optic jumpers) using American made raw materials, assembled in Mexico under the maquilladora ("factory") provisions of the North American Free Trade Agreement (NAFTA). Austin Cable has one operating assembly facility in Mexico (in San Luis Potosi, in central Mexico) and another, larger assembly facility slated to begin operations by December, 2002 located in Matamores, Mexico, just on the other side of the Rio Grande from Brownsville, Texas. Austin Cable currently sells to two customers, Phoenix-Lamar and Ideal Industries, Inc. Ideal Industries represents over 90% of the company's sales.

Telecomm.com plans to utilize Austin Cable's maquilladora manufacturing model and expertise to competitive advantage by acquiring and consolidating several target companies within the highly fragmented specialty custom cabling industry. This is an industry made up of numerous "mom and pop" (small, individually-owned and operated) companies, most of which have their assembly facilities in the U.S., and all of which might be acquisition targets. As Austin Cable already maintains one factory in Mexico, Telecomm.com plans to move strategic acquisition cable assembling operations Mexico.

Large corporate customers of specialty cables and harnesses often use proximity as one of the main criteria in selecting from which firms to make purchases. Telecomm.com intends to improve its market penetration by acquiring and consolidating competing assembly houses in major metropolitan areas that are in close proximity to large corporate customers. Once Telecomm.com has targeted a metro area, it plans to acquire between 2 and 5 local assembly companies, merging them into a single location in the same metro area. Telecomm will maintain a sales presence in each such location and will actively manage the acquired customer base in order to continue servicing their copper and fiber optic cabling and harness needs. Management believes that maintaining at least one location in each respective metro area targeted by Telecomm.com is important, as it will enable Telecomm.com to maintain its existence in close proximity to large corporate customers.

In addition to maintaining a sales presence at the remaining location in each metro area, Telecomm.com will also maintain strategic cable and harness assembly operations acquired in each metro area. Management anticipates relocating most of the routine, facile cable assembly operations to Austin Cable's facility in San Luis Potosi or to Austin Cable's newly planned Mexican facility scheduled to begin operations in December of 2003, while the more intricate and custom-made cable and harness assemblies will continue to be produced in the U.S. in each metropolitan area.

Through acquisition and consolidation, Telecomm.com expects to inherently expand its customer base. Telecomm.com also expects to increase market penetration by providing competitive pricing from leveraging both its manufacturing capabilities in Mexico as well as its improved purchasing power. As it expands geographically, Telecomm.com expects to be well positioned to provide enhanced services both regionally and nationally to many corporate customers.

Through acquisitions, Telecomm.com foresees: a) a marked reduction in costs by consolidating at least 2-5 competitor assembly houses in a given metro area into one remaining location for the purposes of maintaining a geographically close sales presence and assembling the more complex, intricate and custom-made cables and harnesses; and b) an even greater reduction of costs by moving all routine, facile assembly operations to facilities in Mexico.

Telecomm.com estimates that acquisition and consolidation of at least two operations within a metropolitan area will yield a profitable entity. Telecomm.com estimates that it can achieve cost savings of twenty five percent (25%) or more from such consolidation due to the elimination and reduction of duplicated overhead.

At this time there are no publicly announced new products.

The Company Product Lines

The Company produces specialty custom cable assemblies and harnesses for various industries. A specialty custom cable or harness assembly is a copper or fiber optic cable with connectors terminated at one or both ends. The Company's products by targeted industry include:

Data and Telecommunications

* Category-5 patch cables

* Fiber optic jumpers

Automotive

* Custom assembly harnesses

Medical

* Over-molding assembly harnesses

Industry Overview

The market for copper and fiber optic custom cable assemblies is national in scope. Telecomm encounters numerous small regional cable assembly houses in those local areas where we are competing for business.

Domestic labor charges for assembly operations typically range from $40-60 per hour (aggregating both direct and indirect labor costs). Austin Cable's maquilladora model assembles product of comparable quality with a labor overhead charge of $3.50-5.50 per hour. This price disparity provides Telecomm a competitive advantage in that it will be more difficult for domestic copper and fiber optic cable manufacturers to compete with Austin Cable on price. However, due to operational reductions, in which Austin Cable is currently functioning, we will continue to operate at a loss until we are able to substantially increase our production levels, in order to cover our fixed and variable costs. This will only be achieved when we are able to substantially increase sales levels. The local, small regional assembly houses will continue to garner assembly business where delivery time is a more important factor in the purchase decision than is price alone. Telecomm will counter this competitive effort by pursuing its acquisition strategy, as management firmly believes it is easier to increase sales through targeted acquisitions rather than by the employment of a direct sales force.

The majority of custom assembly houses are small regional companies with $1-5 million in annual sales. They generally have 2-3 major local customers representing 80% of their annual sales. This industry is extremely fragmented and localized.

The majority of the raw material used is manufactured in the U.S. Certain connectors used are manufactured in Japan and Taiwan. To this end we have established vendor relationships with the following primary suppliers:

ABA Industries

Krista Micro

Laser Print

Online Supplies

Straightline Supplies

Sales and Marketing

In an effort to maximize market penetration, The Company leverages several channels of distribution. Its routes to market include:

Direct Sales to Corporate Customers:

Data and Telecommunications

* Category-5 patch cables

* Fiber optic jumpers

Automotive

* Custom assembly harnesses

Medical

* Over-molding assembly harnesses

Current Direct End-User Customers Include:

Phoenix-Lamar

Ideal Industries, Inc.

Wholesale Distributors:

Data & Telecommunications

* Category-5 patch cables

* Fiber optic jumpers

Products, Services, Markets, Methods of Distribution and Revenues. Specialty custom cable assemblies and harnesses for various industries are presently the principal products to be produced by the company. A specialty custom cable or harness assembly is a copper or fiber optic cable with connectors terminated at one or both ends. The specialty custom cable assembly industry is one that services and supplies a variety of other industries, which need wire harnesses and cable assemblies for their products. Primary specialty custom cable assemblies include: category-5 patch cables, fiber optic jumpers, over-molding assembly harnesses and custom assembly harnesses. The Data and Telecommunications, automotive, and medical markets appear very strong and growing.

Marketing and Advertising. TCCM does no marketing and it's clients are derived by word of mouth.

Clients. Current Direct End-User Customers Include:

Ideal Industries, Inc.

Phoenix-Lamar, Inc.

Wholesale Distributors:

Data & Telecommunications

* Category-5 patch cables

* Fiber optic jumpers

Product Pricing and Market Share

Domestic labor charges for assembly operations typically range from $40-60 per hour (aggregating both direct and indirect labor costs). Austin Cable's maquilladora model assembles product of comparable quality with a labor overhead charge of $3.50-5.50 per hour. This price disparity provides Telecomm a competitive advantage in that it will be more difficult for domestic copper and fiber optic cable manufacturers to compete with Austin Cable on price. However, due to operational reductions, in which Austin Cable is currently functioning, we will continue to operate at a loss until we are able to substantially increase our production levels, in order to cover our fixed and variable costs. This will only be achieved when we are able to substantially increase sales levels. The local, small regional assembly houses will continue to garner assembly business where delivery time is a more important factor in the purchase decision than is price alone. Telecomm will counter this competitive effort by pursuing its acquisition strategy, as management firmly believes it is easier to increase sales through targeted acquisitions rather than by the employment of a direct sales force.

Competition

The principal competitive factors in all product markets are availability, customer support, distribution coverage, price and product features. The relative importance of each of these factors varies depending on the specific product category.

Some of the Company's competitors have greater financial, engineering, manufacturing and other resources than the Company. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain price and availability advantages over many of its competitors, realizing and maintaining such advantages will require continued investment by the Company. There can be no assurance that the Company will continue to make such investments or that the Company will be successful in maintaining such advantages.

Telecomm, through its subsidiary Austin Cable, will compete nationally with several substantial cable manufacturers. Top competitors of Austin Cable include:

- Optical Cable Systems. Optical Cable Systems is located in Dallas, TX, and has estimated annual cable revenues of $12 million and offers the same cable lineup as Austin Cable. In addition, OCS offers other custom cable assemblies. All of Optical Cable's manufacturing is done in Dallas and its customer base is comprised primarily of datacom and telecom distributors.

- Adirondack Wire and Cable. Adirondack, headquartered in Rhode Island, has estimated annual cable revenues of $30 million and does most of its fiber production in Monterrey, Mexico. Adirondack offers the same datacom cables as Austin Cable and recently acquired another competitor, U.S. Fiber Optics.

-Cable Exchange. Located in Denver, CO, with a facility in California, Cable Exchange offers the same copper and fiber optic cabling products as Austin Cable and has estimated annual cable revenues of $12 million. All of Cable Exchange's manufacturing is done domestically in either Colorado or California.

The majority of custom assembly houses are small regional companies with $1-5 million in annual sales. They generally have 2-3 major local customers representing 80% of their annual sales. This industry is extremely fragmented and localized.

Working Capital Needs

The working capital needs of the company consist primarily of operating capital, acquisition capital and marketing capital. These requirements may be met by private placement of stock or loans or by the sale of working interests. The Company will need to develop additional working capital for future operations including setting up production lines. Presently, it has no definite source or commitment for any additional funds.

Telecomm.com's plan of operations over the next 12 months will be to identify and enter into negotiations to acquire up to six assembly companies in the major metropolitan areas of Texas. This plan of acquisition is particularly critical in overcoming Telecomm.com's present financial difficulties. To date, no acquisition or merger agreements have been signed. In order to mitigate the effects of the losses incurred in previous years, Telecomm.com has greatly reduced its overhead and hopes to overcome the going concern doubts raised by its auditors. However, without an infusion of capital and additional revenues, the substantial doubt surrounding Telecomm.com's ability to continue as a going concern will likely remain. Although management believes its present discussions with acquisition targets will result in at least one successful acquisition, nevertheless a primary incentive for these candidates to allow themselves to be acquired is the access to additional working capital, which Telecomm.com at this time does not have.

Sponsored Research and Development

In the last two fiscal years The Company has not invested on research and development and has no sponsored research and development contracts at this time.

Intellectual Property

The Company nor its subsidiary Austin Cable have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts in effect.

Government Regulation

Compliance with Environmental Laws and Regulations

The operations of the Company do not require government approval for any of the products or services we provide. Furthermore, there is no anticipation of probable governmental regulations on the business in the future as well.

(a) State and Local Regulation - None.

The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations at state or local level.

(b) National Regulation - None.

The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations at a national (U.S.) level.

(c) Environmental Matters - None at the date of this registration statement.

(d) Other Industry Factors - None at the date of this registration statement.

Employees

As of December 31 2002, the Company had only one full-time employee, that being our President and CEO Timothy T. Page. The Company's employees are not represented by a labor union or collective bargaining agreement. The Company regards its employee relations as excellent.

Company History

Telecomm.com, Inc. was formed in 1999 as a Delaware corporation. Telecomm has one subsidiary, Capital Cable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997 as a Texas corporation. Austin Cable was acquired by Telecomm in 1999 through the sale of a controlling block of its stock, thus making Austin Cable a wholly-owned subsidiary of Telecomm.com. Austin Cable is in the business of assembling copper and fiber optic specialty cables for distribution in the United States.

In 1999, Telecomm.com also acquired all but one share of TIC Cables Electronica y Suministros, S.A. de C.V., incorporated in Mexico in 1989, thus making TIC a 99.99%-owned subsidiary of Telecomm.com. As TIC is engaged in the design and integration of systems for data and telecommunications in Mexico, Telecomm management believed the acquisition would provide strategic competitive advantages, which proved true throughout most of 2000. However, in 2001, due to a lack of control over operations at TIC, the difficulty in the Mexican economy and excessive losses at TIC's facilities in Mexico, Telecomm.com's Board of Directors, in a meeting held September 6, 2001, voted to abandon TIC operations. Telecomm has divested itself of its interest in TIC and is in the process of returning all TIC shares to its president, Jesus Aguirre.

A subsequent meeting of the Board of Directors of Telecomm was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from Telecomm's Board and agreed to return 6,800,000 shares of Telecomm common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 2,000,000 of the 6,800,000 shares to date, leaving a balance due of 4,800,000 shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, Telecomm has placed a stop transfer order with its transfer agent on the remaining 4,800,000 shares and has retained legal counsel to begin legal proceedings to recover the 4,800,000 shares still retained by Mr. Aguirre. The status of these proceedings is still formative, as we are not able to bear the expense of such proceedings at this time. However, counsel has agreed to assist in efforts to contact Mr. Aguirre in order to resolve this issue by the end of 2003. If these efforts are unsuccessful, Telecomm will instruct counsel to seek a court order canceling these shares during the first quarter of 2004.

We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, Telecomm does not have any continuing or contingent liabilities related to TIC.

The Company was approved for trading by NASD in April, 2003 for the Over the Counter Bulletin Board (OTCBB).

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal office is located at 6836 Bee Cave Road, Suite 242, Austin, Texas, 78746. The Company leases the office space on a month-to-month basis with a rent of approximately $1,000 plus utilities. The Company does not own any real estate at this time nor do we have any real estate mortgages or investments in real estate of any kind.

ITEM 3. LEGAL PROCEEDINGS

The Company has not been involved in any bankruptcy or bankruptcy proceeding and does not foresee any legal proceedings that could reasonably be expected to have a material adverse effect on the Company's financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Nasdaq approved the Company for trading of Telecom.com's common stock in April 2003 for the Over the Counter Bulletin Board (OTCBB).

The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:

Fiscal 2002	High	Low
First Quarter (January 1, 2002 through March 31, 2002)	$0.100	$0.020
Second Quarter (April 1, 2002 through June 30, 2002)	$0.050	$0.025
Third Quarter (July 1, 2002 through September 30, 2002)	$0.080	$0.035
Fourth Quarter (October 1, 2002 through December 31, 2002)	$0.070	$0.050

As of December 31, 2002, there were 11,908,000 Common shares outstanding and 75,000,000 authorized.

As of December 31, 2002, there were 57 holders of record of Common Stock. There are no dividends being paid for Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS, AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTER ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAINTY OF PRODUCT AVAILABILITY IN A TIMELY MANNER, (II) PERFORMANCE, (III) THE UNCERTAINTY OF PRODUCT ACCEPTANCE BY THE CUSTOMER, (IV) COMPETITION, (V) THE COMPANY'S AVAILABILITY TO RAISE NECESSARY CAPITAL, (VI) UNKNOWN PARTS AND COMPONENT AVAILABILITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, (VIII) LITIGATION.

Overview

TCCM's current business is the production of specialty custom cable assemblies for various industries. As of December 31, 2002 the Company had revenues for the year of $163,905. The Company had a net loss of ($389,039) for the year ended December 31, 2002, compared to a net loss for the previous year of ($1,370,834).

During 2002 TCCM has had to overcome numerous issues including:

1. Insufficient working capital and financial backing

2. Lack of volume and low stock price

3. Lack of Customers

4. Lack of Marketing support

6. General Stock Market weakness

7. General Economy weakness

The Company Business

Telecomm.com's current business operations, which are currently carried out entirely through its subsidiary Austin Cable, consist of the production of specialty custom cable assemblies and harnesses for various industries. A specialty custom cable or harness assembly is a copper or fiber optic cable with connectors terminated at one or both ends. The specialty custom cable assembly industry is one that services and supplies a variety of other industries, which need wire harnesses and cable assemblies for their products. The companies that require these harnesses in their products do not manufacture them personally; they often outsource them to companies like Telecomm.com. We plan to continue in this industry and expand our market presence by both acquisition and internal growth.

Markets in the domestic U.S. specialty cable assembly industry, which Telecomm.com is participating in, include data/networking and telecommunications, automotive, health and medical and aerospace. The Company supplies both shielded and unshielded multi-conductor cables, and to a lesser extent coaxial and fiber optic cables, for use within the premises (hence the use of the term "premise" products) for the transmission of voice, data, video or a combination of these. Data/networking products are generally used as the backbone of computer networks, linking local area networks ("LANs"), workstations, equipment and other peripheral devices to each other or to telecommunications service wire. The Company also sells fiber optic cables for utilization in LAN applications. In these systems, fiber optic cables are used to provide data communications between buildings in close proximity or to provide a "backbone" to carry information between floors within a building.

Austin Cable assembles both copper and fiber optic specialty custom assemblies (e.g. cat-5 patch cords and fiber optic jumpers) using American made raw materials, assembled in Mexico under the maquilladora ("factory") provisions of the North American Free Trade Agreement (NAFTA). Austin Cable has one operating assembly facility in Mexico (in San Luis Potosi, in central Mexico) and another, larger assembly facility slated to begin operations by December, 2003 located in Matamores, Mexico, just on the other side of the Rio Grande from Brownsville, Texas. Austin Cable currently sells to two customers, Phoenix-Lamar and Ideal Industries. Ideal Industries represented 57% of the company's annual sales in 2002.

Telecomm.com plans to utilize Austin Cable's maquilladora manufacturing model and expertise to competitive advantage by acquiring and consolidating several target companies within the highly fragmented specialty custom cabling industry. This is an industry made up of numerous "mom and pop" (small, individually-owned and operated) companies, most of which have their assembly facilities in the U.S., and all of which might be acquisition targets. As Austin Cable already maintains one factory (and by December, 2003, two factories) in Mexico, Telecomm.com plans to move strategic acquisition cable assembling operations Mexico.

Large corporate customers of specialty cables and harnesses often use proximity as one of the main criteria in selecting from which firms to make purchases. Telecomm.com intends to improve its market penetration by acquiring and consolidating competing assembly houses in major metropolitan areas that are in close proximity to large corporate customers. Once Telecomm.com has targeted a metro area, it plans to acquire between 2 and 5 local assembly companies, merging them into a single location in the same metro area. Telecomm will maintain a sales presence in each such location and will actively manage the acquired customer base in order to continue servicing their copper and fiber optic cabling and harness needs. Management believes that maintaining at least one location in each respective metro area targeted by Telecomm.com is important, as it will enable Telecomm.com to maintain its existence in close proximity to large corporate customers.

In addition to maintaining a sales presence at the remaining location in each metro area, Telecomm.com will also maintain strategic cable and harness assembly operations acquired in each metro area. Management anticipates relocating most of the routine, facile cable assembly operations to Austin Cable's facility in San Luis Potosi or to Austin Cable's newly acquired Mexican facility scheduled to begin operations in December of 2003, while the more intricate and custom-made cable and harness assemblies will continue to be produced in the U.S. in each metropolitan area.

Through acquisition and consolidation, Telecomm.com expects to inherently expand its customer base. Telecomm.com also expects to increase market penetration by providing competitive pricing from leveraging both its manufacturing capabilities in Mexico as well as its improved purchasing power. As it expands geographically, Telecomm.com expects to be well positioned to provide enhanced services both regionally and nationally to many corporate customers.

Through acquisitions, Telecomm.com foresees: a) a marked reduction in costs by consolidating at least 2-5 competitor assembly houses in a given metro area into one remaining location for the purposes of maintaining a geographically close sales presence and assembling the more complex, intricate and custom-made cables and harnesses; and b) an even greater reduction of costs by moving all routine, facile assembly operations to facilities in Mexico.

Telecomm.com estimates that acquisition and consolidation of at least two operations within a metropolitan area will yield a profitable entity. Telecomm.com estimates that it can achieve cost savings of twenty five percent (25%) or more from such consolidation due to the elimination and reduction of duplicated overhead.

Result of Operations

Revenues for the year ended December 31, 2002 were $163,903, a decrease of approximately 29% over revenues of $229,814 for the year ended December 31, 2001. This decrease is primarily due to the downturn experienced in the economy during 2002.

Gross Profit for the year ended December 31, 2002 was $1,477. For the corresponding period in 2001, Telecomm.com earned a gross loss of ($104,007).

General and administrative costs were $343,249 for the year ended December 31, 2002 as compared to $904,490 for the same period in 2001. The company successfully reduced these costs by almost 300% during 2002.

Interest expense for the year ended December 31, 2002 was $33,836 up from $5,957 in the same period of 2001. This increase was due to the interest accrued on the convertible notes given to certain vendors. At the end of 2002, we had no bank borrowings with any financial institutions.

Net loss for the year ended December 31, 2002 was $389,036, compared to a loss of $1,370,834 for the same period in 2001. This decreased loss is primarily attributable to the company's continuing efforts to reduce overhead.

Liquidity and Capital Resources

As of December 31, 2002 we had cash and cash equivalents of $20 as compared to $3,925 for 2001. During August of 2001, we repaid our outstanding bank loans totaling $90,000 and now have no short or long term bank loans. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. We are actively pursuing increases to cash flows and additional sources of financing and believe that such increases and additional financing will generate sufficient cash flow to fund our operations through 2003. However we cannot make any assurances that such matters will be successfully consummated.

Management believes that Telecomm.com will require additional funding of at least $150,000 to satisfy its cash requirements over the next 12 months, in addition to the revenues presently being generated. Management hopes to raise these additional funds from private placements and additional shareholder loans. These additional funds assume that revenues and costs remain at the present level.

We are currently generating limited sources of liquidity from internally generated sales. In order to expand into new areas of the assembly business and to acquire companies within its industry, however, we will need to secure external funds from various sources.

We have no material commitments for capital expenditures at this time. However, this will likely change should Telecomm.com be successful in its quest to acquire or merge with other assembly companies, in which case Telecomm.com will need funds to cover legal and administrative costs associated with the acquisition(s) or merger(s). Funds for these costs will have to come from future private placement offerings such as those pursuant to Rule 506 of Regulation D of the Securities Act of 1933, public offerings such as those pursuant to Rule 504 of Regulation D of the Securities Act of 1933, or through bank loans.

There has been a general slowdown in the high tech industry, which has greatly affected Austin Cable's sales for the year 2002. This general slowdown in the industry may continue, and thereby may continue to negatively impact Austin Cable's sales in the future.

There are no significant elements of income or loss that arise from Telecomm.com's continuing operations.

We have no seasonal aspects that could cause an effect on our financial condition.

As of December 31, 2002, the Company owed salaries to officers in the amount of $220,000. In addition, the Company has received advances from various shareholders totaling $232,119 as of December 31, 2002. The advances are payable upon demand and interest of 8% is being imputed.

Evaluation of Internal and Disclosure Controls

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months however, if it achieves significant orders, it may acquire or add employees of an unknown number in the next twelve months.

GOING CONCERN

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has minimal business, little capital, no debt, no cash, few assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

Telecomm significantly reduced its operations in 2002. During 2002 and 2001, Telecomm incurred losses totaling $389,036 and $1,443,247, respectively, and at December 31, 2002 had a working capital deficit of $2,317,451. Because of these recurring losses, Telecomm will require additional working capital to develop and/or renew its business operations.

Telecomm intends to raise additional working capital either through private placements, public offerings and/or bank financing. Telecomm is attempting to identify merger and/or acquisition candidates.

There are no assurances that Telecomm will be able to either, (1) increase its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through a private placement, public offerings and/or bank financing necessary to support Telecomm's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Telecomm will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Telecomm. If adequate working capital is not available Telecomm may not increase its operations.

These conditions raise substantial doubt about Telecomm's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Telecomm be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

Board of Directors

Telecomm.com, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheet of Telecomm.com, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years ended December 31, 2002. These consolidated financial statements are the responsibility of Telecomm's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telecomm.com, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Telecomm will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Telecomm has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC

www.malone-bailey.com

Houston, Texas

March 1, 2003

TELECOMM.COM, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2002
ASSETS
Current Assets
Cash	$ 20
Accounts receivable	5,056
__________
Current assets	5,076
Property and equipment, net of $67,192 accumulated depreciation	4,718
__________
TOTAL ASSETS	$ 9,794
=========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 1,254,701
Accrued expenses	435,064
Due to shareholders	232,119
Notes payable to related parties	77,687
Deferred gain	322,956
__________
Total Current Liabilities	2,322,527
Notes payable	109,437
__________
Total Liabilities	2,431,964
__________
Commitments and Contingencies
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 11,908,000 shares issued and outstanding	11,908
Additional paid in capital	1,142,434
Retained deficit	(3,576,512)
__________
Total Stockholders' Deficit	(2,422,170)
__________
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 9,794
=========

See summary of significant accounting policies and notes to financial statements.

TELECOMM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002 and 2001

	2002	2001
	__________	__________
Net Revenues	$ 163,903	$ 229,814
Cost of goods sold	162,426	333,821
	__________	__________
Gross profit (loss)	1,477	(104,007)
Operating Expenses:
General and administrative	343,249	904,490
Depreciation and amortization	13,428	4,809
Impairment expense	-	15,835
	__________	__________
Loss from operations	(355,200)	(1,029,141)
Other Expense:
Interest expense	(33,836)	(5,957)
	__________	__________
Net loss from continuing operations	(389,036)	(1,035,098)
Discontinued Operations:
Loss on continuing operations of TIC Cables	-	(408,149)
	__________	__________
Net Loss	(389,036)	(1,443,247)
Other Comprehensive Income
Change in foreign currency translation	-	72,413
	__________	__________
Total Comprehensive Loss	$ (389,036)	$(1,370,834)
	=========	=========
Basic and diluted loss per common share from continuing operations	$(.03 )	$(.08 )
Basic and diluted loss per common share	(.03 )	(.11 )
Weighted average common shares outstanding	12,991,333	13,713,633

See summary of significant accounting policies and notes to financial statements.

TELECOMM.COM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
For the Years Ended December 31, 2002 and 2001

	Common Stock		Additional Paid In Capital	Note Rec.
	Shares	Amount
Balances, December 31, 2000	12,430,000	$12,430	$ 657,373	$(70,500)
Stock issued for services	1,478,000	1,478	368,022	-
Reclassification due to disposal	-	-	-	70,500
Change in foreign currency translation	-	-	-	-
Net loss	-	-	-	-
	__________	__________	__________	__________
Balances, December 31, 2001	13,908,000	13,908	1,025,395	0
Shares canceled	(2,000,000)	(2,000)	2,000	-
Imputed interest	-	-	15,039	-
Contribution to capital	-	-	100,000	-
Net loss	-	-	-	-
	__________	__________	__________	__________
Balances at December 31, 2002	11,908,000	$11,908	$1,142,434	$ 0
	=========	=========	=========	=========

See summary of significant accounting policies and notes to financial statements.

TELECOMM.COM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
For the Years Ended December 31, 2002 and 2001

	Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balances, December 31, 2000	$(72,413)	$(1,744,229)	$(1,217,339)
Stock issued for services	-	-	369,500
Reclassification due to disposal	-	-	70,500
Change in foreign currency translation	72,413	-	72,413
Net loss	-	(1,443,247)	(1,443,247)
	__________	__________	__________
Balances, December 31, 2001	0	(3,187,476)	(2,148,173)
Shares canceled	-	-	0
Imputed interest	-	-	15,039
Contribution to capital	-	-	100,000
Net loss	-	(389,036)	(389,036)
	__________	__________	__________
Balances at December 31, 2002	$ 0	$(3,576,512)	$(2,422,170)
	=========	=========	=========

See significant accounting policies and notes to financial statements.

TELECOMM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(389,036)	$(1,443,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	369,500
Depreciation and amortization	13,428	13,480
Impairment expense	-	15,835
Imputed interest	15,039	-
Provision for uncollectible accounts	53,000	164,530
Changes in:
Accounts receivable	(34,849)	167,187
Inventory	52,558	213,773
Other assets	2,157	(64,606)
Accounts payable	(18,426)	(80,450)
Accrued expenses	160,676	153,162
Deferred gain	-	322,956
	__________	__________
NET CASH USED IN OPERATING ACTIVITIES	(145,453)	(167,880)
	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from shareholder	109,861	171,805
Proceeds from notes payable to related parties	31,687	-
	__________	__________
NET CASH PROVIDED BY FINANCING ACTIVITIES	141,548	171,805
	__________	__________
NET CHANGE IN CASH	(3,905)	3,925
CASH BALANCES
-Beginning of period	3,925	0
	__________	__________
-End of period	$ 20	$ 3,925
	=========	=========
SUPPLEMENTAL DISCLOSURES:
Interest paid	$ 0	$ 0
Income taxes paid	0	0
NON-CASH DISCLOSURES:
Shareholder payment of note payable	$ 100,000	-

See summary of significant accounting policies and notes to financial statements.

TELECOMM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization. Telecomm.com, Inc. ("Telecomm") was incorporated in Delaware in July 1999. Telecomm was engaged in the design and integration of systems for data and telecommunications in Mexico for customers throughout the United States and Mexico. Telecomm was also engaged in (a) the business of manufacturing copper and fiber optic specialty custom cabling in Mexico for distribution in the United States and Mexico, and (b) as a U.S. cable assembly house. In September 2001, Telecomm abandoned its ownership of this Mexican subsidiary and in 2002 began winding down its other operation as a cable assembly house. Telecomm is in the process of identifying candidates to acquire or merge with to expand its operations of manufacturing copper and fiber optic specialty custom cabling.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Telecomm and its wholly-owned subsidiary Cable Capital & Wire, Inc. (d.b.a Austin Cable & Wire), ("Austin Cable") a Texas Corporation and its wholly owned subsidiary TIC Cables Electronica y Suministros, S.A. de C.V. ("TIC") through September 6, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

Telecomm consolidated its foreign subsidiary TIC Cables Electronica y Suministros, S.A. de C.V., a Mexican corporation through September 6, 2001 at which time the Board of Directors voted to abandon its ownership of TIC and recover 6,800,000 shares of common stock issued in connection with the acquisition of TIC. TIC was engaged in the design and integration of systems for data and telecommunications in Mexico. Accordingly, the results of TIC's operations are shown presented as discontinued operations.

Use of Estimates. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Foreign Currency. Telecomm's foreign subsidiary designated the U.S. dollar as it's functional currency. Financial statements of the foreign subsidiary were remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements were remeasured at rates that approximate the rates in effect on the transaction dates. Remeasurement gains and losses are included in other income and expense.

Long-lived Assets. Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (five years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease. Telecomm performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill. Goodwill is related to the value of a company acquired. The cost of the goodwill was being amortized on a straight-line basis over its estimated life of ten years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During January 2001, Telecomm's largest customer Anicom, Inc. filed bankruptcy. The acquired company had a seven year contract with Anicom, Inc. Accordingly, Telecomm recorded an impairment charge of $15,835 during 2001. The majority of the impairment was goodwill.

Revenue Recognition. Telecomm recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. Telecomm provides for the estimated cost of product warranties upon shipment. Shipping and handling costs are included in cost of goods sold.

Income taxes. Telecomm recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Telecomm provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-Based Compensation. Telecomm has two stock-based compensation plans, which are described more fully in Note 11. Telecomm accounts for stock-based compensation under the intrinsic value method. Under this method, Telecomm recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Telecomm had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001
Net loss as reported	$(389,036)	$(1,108,377)
Less: stock based compensation determined under fair value-based method	-	(64,923)
	__________	__________
Pro forma net loss	$(389,036)	$(1,173,300)
	=========	=========
Basic and diluted net loss per common share:
As reported	$(.03 )	$(.08 )
Pro forma	(.03 )	(.09 )

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Telecomm does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Telecomm's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Telecomm significantly reduced its operations in 2002. During 2002 and 2001, Telecomm incurred losses totaling $389,036 and $1,443,247, respectively, and at December 31, 2002 had a working capital deficit of $2,317,451. Because of these recurring losses, Telecomm will require additional working capital to develop and/or renew its business operations.

Telecomm intends to raise additional working capital either through private placements, public offerings and/or bank financing. Telecomm is attempting to identify merger and/or acquisition candidates.

There are no assurances that Telecomm will be able to either (1) increase its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Telecomm's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Telecomm will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Telecomm. If adequate working capital is not available Telecomm may not increase its operations.

These conditions raise substantial doubt about Telecomm's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Telecomm be unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS

In September 2001, Telecomm effectively abandoned its ownership of TIC and deferred a gain of $322,956. When Telecomm shares are received for the TIC shares, the gain will be recognized. TIC is engaged in the design and integration of systems for data and telecommunications in Mexico for customers throughout the United States and Mexico. Telecomm originally acquired TIC in November 1999 and issued 200,000 shares of common stock for 99.99% of the stock of TIC plus a note receivable of $70,500. The note receivable was non-interest bearing and did not specify a due date. Telecomm is in the process of canceling the shares and the note receivable.

There are no remaining assets of TIC as of December 31, 2001.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002:

Machinery and equipment	$ 43,353
Furniture and fixtures	16,698
Computer equipment	11,859
__________
71,910
Less: accumulated depreciation	(67,192)
__________
$ 4,718
========

Depreciation expense totaled $13,428 and $13,480 in 2002 and 2001, respectively.

NOTE 5 - MAJOR CUSTOMERS

In 2002, Telecomm had two customers that accounted for 57% and 18% of net sales for the year ended December 31, 2002. No customer accounted for more than 10% of net sales for the year ended December 31, 2001.

NOTE 6 - NOTES PAYABLE

Telecomm has notes payable totaling $109,437 due to various vendors. The notes payable bear interest at 6% and are due on August 1, 2004. These notes are unsecured.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

Telecomm has notes payable totaling $77,687 due to various shareholders. The notes bear interest at 8% to 14% and are unsecured and past due as of December 31, 2002.

NOTE 8 - DUE TO SHAREHOLDERS

Telecomm has received advances from various shareholders totaling $232,119 as of December 31, 2002. The advances are payable upon demand and interest of 8% is being imputed.

NOTE 9 - STOCKHOLDERS' EQUITY

On March 23, 2001, Telecomm approved various consulting agreements and issued 1,478,000 shares of common stock, among other compensation, for services to be rendered to Telecomm from April 2001 through April 2002. The shares were valued at $.25 per share or $369,500 or the fair value of the services performed.

In 2002, a shareholder contributed their $100,000 note payable to Telcomm to paid in capital.

NOTE 10 - INCOME TAXES

During 2002 and 2001, Telecomm incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,400,000 at December 31, 2002, and will expire in the years 2019 through 2022.

Deferred income taxes consist of the following at December 31, 2002:

Deferred tax assets	$ 880,000
Less: valuation allowance	(880,000)
__________
Net deferred tax assets	$ 0
=========

NOTE 11 - EMPLOYEE STOCK PLANS

In December 1999, Telecomm adopted its Stock Option Plan ("Plan") for its employees. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Telecomm has reserved 5,000,000 shares of common stock under the plan.

In December 1999, Telecomm adopted the Directors' Stock Option Plan ("Directors Plan") for its non-employee directors. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Telecomm has reserved 1,500,000 shares of common stock under the plan.

A summary of Telecomm's stock option plans for 2002 and 2001 is as follows:

	2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding:
Beginning of year	2,750,000	$.32	1,700,000	$.51
Options granted	-	-	1,050,000.02
Options canceled	(650,000)	.15	-	-
	__________	__________	__________	__________
End of year	2,100,000.37		2,750,000.32
	__________	__________	__________	__________
Options exercisable	2,100,000.37		1,231,250.41
	=========	=========	=========	=========
Weighted average fair value of options granted during the year		N/A		.01

The following table summarizes information about stock options outstanding at December 31, 2002:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding 12/31/02	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable at 12/31/02	Weighted Average Exercise Price
$ .02 - $ .25	900,000	8.12	$ .08	900,000	$ .08
$ .26 - $ .50	700,000	6.93	.40	700,000.40
$ .51 - $1.00	500,000	6.75	.88	500,000.88
	__________		__________	__________	__________
	2,100,000		$ .37	2,100,000	$ .37
	=========		=========	=========	==========

SFAS 123 requires Telecomm to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for Telecomm's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement. Telecomm estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2001:

	2002	2001
Dividend yield	0%	0%
Expected volatility	80%	80%
Risk-free interest rate	5.3%	5.3%
Expected lives	5 years	5 years

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Telecomm had leased its office and warehouse facilities under an operating lease through August 31, 2001. Currently, there are no future lease payments. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

Rent expense was $0 and $25,235 for 2002 and 2001, respectively.

In December 1999, Telecomm entered into an employment agreement with the Chairman of the Board and Chief Executive Officer of Telecomm. The seven year agreement provides for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a bonus based on gross sales increases.

Telecomm is a defendant to certain litigation arising from the acquisition of Austin Cable and certain debts of Austin Cable. Telecomm is attempting to resolve these matters. Telecomm has recorded all debts and believes the resolution of these matters will not have a material effect on the financial statements of Telecomm.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Timothy T. Page	50	CEO and Director
John Osborne	49	Director
Martin Cantu	46	Director and Secretary

Timothy T. Page has a broad background in mergers and acquisitions, having spent several years as a manager at London based, Deloitte Touche, the European arm of US based Deloitte Touche. Mr. Page founded Telecomm.com, and directed it's transition from a privately held company to it's current status as a fully reporting, publicly traded company whose stock is listed on the OTCBB. During his tenure as CEO of Telecomm, Mr. Page has successfully negotiated and closed three acquisitions. Mr. Page has extensive experience consulting with both private and public entities, having been materially instrumental in growing several of his client companies into multimillion dollar enterprises. Mr. Page has a BSc from Leeds University in England, and is an FCA (Fellow of the Institute of Chartered Accountants of England and Wales). Mr. Page has been a director since the company's inception.

Martin Cantu graduated from Trinity University, 1979, BS in Business Administration and Economics; UT School of Law, JD 1983; Member State Bar of Texas. Speaker, University of Houston CLE seminars. President and Managing Member of AFM Mortgage Bankers, a national mortgage banking firm. Mr. Cantu has been a director of Telecomm since April 2002.

Mr. Osborne is widely regarded as one of the top leaders in computing technology today with more than 20 years of global executive management experience in software, hardware, systems integration and internet sectors. Osborne's executive management experience includes IBM, Zenith Data Systems and Businessland. He has also served asPresident and CEO of SunRiver Corporation (NASDAQ: SRVC; now Boundless Technologies Inc., AMEX: BND). Mr. Osborne has served on the boards of a number of companies. He graduated with a Bachelor of Science from the University of Washington. Mr. Osborne has been a director of Telecomm since January 2000.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
Name	Annual Compensation	Long-term Compensation	Other Compensation
Timothy T. Page	$150,000	None	Auto Allowance

Note: In 2002 all salaries were accrued and the principle as of 12/31/02 had $220,000 due in back salaries. There have been no activities in these areas to date:

Retirement Plans

Termination Payments

Aggregate/SAR Exercise and Fiscal Year-End Options/SAR Value Long-Term Incentive Plan

Pension Plan

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. There are no other entities, including allowances for beneficial ownership, that own over 5% of the 11,908,000 outstanding shares of Common Stock as of 12/31/02.

Name	Title of Class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class
Page Properties, LP	Common	6836 Bee Cave Road, Ste. 242, Austin, Texas 78746	1,717,500	14.42%
	Common

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
24.2+	Consent of Malone & Bailey, LLC
99.1+	Certifications Pursuant to 18 U.S.C. Section 1350 Sec. 906
99.2+	Certifications Pursuant to 18 U.S.C. Section 1350 Sec. 302

+	Filed with this Form 10K-SB

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 18, 2003

TELECOMM.COM, INC.

/s/ Timothy T. Page
_________________
Timothy T. Page, President

Directors:

/s/ John Osborne
__________________
John Osborne, Director
/s/ Martin Cantu
__________________
Martin Cantu, Secretary and Director