Form 10QSB
period 2003-03-31
TELECOMM COM INC
filed 2003-07-02
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the 3 month period ended March 31, 2003

Commission file number 000-49811

TELECOMM.COM, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	52-2191043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6836 Bee Caves Road, Suite 242, Austin, Texas 78746

(Address of principal executive office) (Zip Code)

Issuer's telephone number, including area code (512) 617-6351

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At March 31, 2003, a total of 29,889,492 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended March 31, 2003, have been prepared by Telecomm.com, Inc.

TELECOMM.COM, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2003
(Unaudited)
ASSETS
Current Assets
Accounts receivable	$ 12,506
==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 1,247,998
Accrued expenses	379,648
Due to shareholders	20,075
Notes payable to related parties	40,057
Deferred gain	322,956
___________
Total Current Liabilities	2,010,734
Notes payable	109,437
___________
Total Liabilities	2,120,171
___________
Commitments and Contingencies
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 29,889,492 shares issued and outstanding	29,889
Additional paid in capital	1,512,112
Retained deficit	(3,649,666)
___________
Total Stockholders' Deficit	(2,107,665)
___________
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 12,506
==========

TELECOMM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
Net Revenues	$ 26,860	$ 73,252
Cost of goods sold	3,430	45,673
	___________	___________
Gross profit (loss)	23,430	27,579
Operating Expenses:
General and administrative	86,472	111,979
Depreciation and amortization	4,718	3,085
	___________	___________
Loss from operations	(67,760)	(87,485)
Other Expense:
Interest expense	(5,394)	(2,495)
	___________	___________
Net loss	$ (73,154)	$ (89,980)
	==========	==========
Basic and diluted loss per common share	$(.00)	$(.01)
Weighted average common shares outstanding	23,895,661	13,908,000

TELECOMM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (73,154)	$(89,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	25,000	-
Depreciation and amortization	4,718	3,085
Imputed interest	3,030	-
Changes in:
Accounts receivable	(7,450)	(24,163)
Inventory	-	(674)
Other assets	-	2,157
Accounts payable	(6,703)	95,186
Accrued expenses	39,864	34,865
	___________	___________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,695)	20,476
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from shareholder	18,305	(4,184)
Payments on notes payable to related parties	(3,630)	-
	___________	___________
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,675	(4,184)
	___________	___________
NET CHANGE IN CASH	(20)	16,292
CASH BALANCES
-Beginning of period	20	3,925
	___________	___________
-End of period	$ 0	$ 20,217
	==========	==========
NON-CASH DISCLOSURES:
Stock issued to repay advances from shareholder	$ 230,349	-
Stock issued to pay accrued expenses	95,280	-
Stock issued to settle note payable to related parties	34,000	-

TELECOMM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Telecomm.com ("Telecomm") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Telecomm's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

Stock-Based Compensation. Telecomm accounts for stock-based compensation under the intrinsic value method. Under this method, Telecomm recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

In March 2003, the board of directors approved the issuance of 500,000 ten year options to purchase Telecomm common stock for $.02 per share to two directors resulting in stock option expense of $25,000. The board approved the issuance of 1,250,000 ten year options to purchase Telecomm common stock for $.02 per share to Telecomm's president. These options were accounted for under the intrinsic value method, therefore there was no compensation expense recorded. See pro forma results below.

The following table illustrates the effect on net loss and net loss per share if Telecomm had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002
Net loss as reported	$(73,154)	$ (89,980)
Less: stock based compensation determined under fair value-based method	(31,249)	-
	___________	___________
Pro forma net loss	$(104,403)	$ (89,980)
	==========	==========
Basic and diluted net loss per common share:
As reported	$(.00 )	$(.01 )
Pro forma	(.00 )	(.01 )

NOTE 2 - COMMON STOCK

In February 2003, Telecomm issued 17,981,492 shares of common stock to settle certain debts at $.02 per share. 1,700,000 shares were issued to settle a note payable to a related party in the amount of $34,000. 4,764,000 shares were issued to pay accrued salary of $86,450 and accrued interest of $8,830 totaling $95,280. 11,517,492 shares were issued to repay advances from the majority shareholder totaling $230,349.

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

OUTLOOK

Telecomm is currently concentrating its resources on negotiations with acquisition candidates.

THE COMPANY

The Company is engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries. In addition to its one subsidiary, the company is aggressively seeking acquisitions to further increase its sales in this industry. Although presently in talks with several acquisition candidates, the company has not as yet entered into any agreements with any of those companies.

RELATED PARTY TRANSACTIONS

The Company owes a stockholder notes in the amount of $20,075 as of March 31, 2003. The notes bear no interest and are due on demand. The shareholder has an option to convert all or part of the outstanding loans into common stock at 2 cents per share. This stockholder owns approximately 56.3 % of the Company's common stock as of March 31, 2003.

EQUITY TRANSACTIONS

In February 2003, the company issued 17,981,492 shares of common stock to settle certain debts at $0.02 per share. 1,700,000 shares were issued to settle a note payable to a related party in the amount of $34,000. 4,764,000 shares were issued to pay accrued salary of $86,450 and accrued interest of $8,830 totaling $95,280. 11,517,492 shares were issued to repay advances from the majority shareholder totaling $230,349.

The company is in negotiations with a major shareholder to cancel or have returned a total of 4,800,000 shares of common stock.

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $73,154 during the period ended March 31, 2003 and, as of that date, the Company's current liabilities exceeded its current assets by $1,998,228 and its total liabilities exceeded its total assets by $2,107,665. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

Revenues for the 3 months ended March 31, 2003 were $26,860, compared to revenues of $73,252 for the 3 months ended March 31, 2002. This decrease is due to a general downturn in the economy during that period.

Gross profit for the 3 months ended March 31, 2003 was $23,430 or 87.2% of sales. The corresponding period for 2002 was $ 27,579 or 37.6% of sales. The increase in gross profit is attributable to a substantially lower cost of materials.

General and administrative costs for the 3 months ended March 31, 2003 were $86,472 or 321.9% of sales, compared to $111,979 or 152.9% of sales for the same period of 2002. The Company has managed to maintain its G & A at a relatively constant level.

Interest expense for the 3 month period ended March 31, 2003 was $5,394 compared to $2,495 for the same period in 2002.

For the 3 months ended March 31, 2003 the Company had a net loss of $73,154compared to a loss of $89,980 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had cash and cash equivalents of $0. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2003 and 2004. However we cannot make any assurances that such financing will be secured.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ substantially from such forward-looking statements Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to continue as a viable concern post implementation of the Plan, our ability to obtain financing in order to implement our business plan and other risks detailed in our periodic report filings with the Securities and Exchange Commission.

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

(a) Exhibits.

99 Certification pursuant to 18 U.S.C. ss 1350

(b) Reports on Form 8-K.

None.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

TELECOMM.COM, INC.

Date: June 24, 2003	/s/ Tim Page
Tim Page, President and Chief Executive Officer