Form 10QSB
period 2003-06-30
LION CAPITAL HOLDINGS INC
filed 2003-09-08
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT  OF 1934

For the 3 month period ended June 30, 2003

Commission file number 000-49811

LION CAPITAL HOLDINGS, INC.
(Formerly Telecomm.com, Inc.)

(Name of Small Business Issuer in Its Charter)

Delaware                                      52-2191043
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


6836 Bee Caves Road, Suite 242, Austin, Texas 78746
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

Yes[X]  No[]

At June 30, 2003, a total of 30,289,492 shares of registrant's Common Stock were outstanding.

TABLE OF CONTENTS
PART I

FINANCIAL INFORMATION

1
Item 1.

Financial Statements

1
Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

13
Item 3.

Disclosure Controls and Procedures

17





PART II

OTHER INFORMATION

18
Item 2.

Changes in Securities and Use of Proceeds

18
Item 6.

Exhibits, Lists, and Reports on Form 8-K

18
Signatures






Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended June 30, 2003, have been prepared by Lion Capital Holdings, Inc..


LION CAPITAL HOLDINGS, INC.
(formerly Telecomm.com, Inc.)
CONSOLIDATED BALANCE SHEET
June 30, 2003



ASSETS

Current Assets
	Cash	$     7,151
	Accounts receivable, net	3,847
			-----------
		Total Assets	$    10,998
			===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
	Accounts payable	$ 1,254,675
	Accrued expenses	419,100
	Due to shareholders	33,575
	Notes payable to related parties	48,557
	Deferred gain	322,956
			-----------
		Total Current Liabilities	2,078,863

Notes payable	111,837
			-----------
		Total Liabilities	2,190,700
			-----------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 75,000,000 shares
	authorized, 30,289,492 shares issued and outstanding	30,289
Additional paid in capital	1,524,408
Retained deficit	(3,734,399	)
			-----------
	Total Stockholders' Deficit	(2,179,702	)
			-----------
		TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	  $    10,998
			===========



LION CAPITAL HOLDINGS, INC.
(formerly Telecomm.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2003 and 2002


	Three Months	Six Months
	Ended June 30,	Ended June 30,
	            2003	        2002	                          2003            2002
			-----------		-----------		-----------		-----------
Net Revenues	$    27,415		$    56,422		$    54,275		$ 129,674
Cost of goods sold	10,983		39,884		14,413		     86,557
			-----------		-----------		-----------		-----------
Gross profit	16,432		16,538		39,862		   43,117

Operating Expenses:
	General and administrative	98,137		34,133		184,609		145,112
	Depreciation and amortization			3,085		4,718		    6,170
			-----------		-----------		-----------		-----------
Loss from operations	(81,705	)	(20,680	)	(149,465	)	(108,165	)

Other Expense:
	Interest expense	( 3,029	)	( 2,418	)	(  8,423	)	( 4,913	)
			-----------		-----------		-----------		-----------
Net loss	$   (84,734	)	$   (23,098	)	$  (157,888	)	$ (113,078)
			===========		===========		===========		===========

Basic and diluted loss
	per common share	$(.00	)	$(.00	)	$(.01	)	$(.01)

Weighted average common
	shares outstanding	30,289,492		13,908,000		27,092,577		13,908,000











LION CAPITAL HOLDINGS, INC.
(formerly Telecomm.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002


				         2003	      2002
				---------	-----------
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss	$(157,888)	$(113,078)	Adjustments to reconcile net loss
		to net cash provided by (used in)
		operating activities:
			Stock for services	12,000
			Stock option expense	25,000
			Depreciation and amortization	4,718	6,170
			Imputed interest	3,726
			Provision for bad debts		30,000
		Changes in:						Accounts receivable	1,209	(49,373)
			Inventory		( 4,836)
			Other assets		17,500
			Accounts payable 	(     25)	  56,227
			Accrued expenses	79,316	 74,749
				---------	-----------
NET CASH PROVIDED BY (USED IN)
	OPERATING ACTIVITIES	  ( 31,944)	 17,359					---------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
	Net advances from shareholder	31,805	( 9,747)
	Proceeds from notes payable to related parties	10,000
	Payments on notes payable to related parties	(  5,130)
	Proceeds from notes payable	2,400
				---------	-----------
NET CASH PROVIDED BY (USED IN)
	FINANCING ACTIVITIES	39,075	( 9,747)
				---------	-----------
NET CHANGE IN CASH	7,131	  7,612
CASH BALANCES
	-Beginning of period	    20	    3,925
				---------	-----------
	-End of period	$   7,151	$    11,537
				=========	===========

NON-CASH DISCLOSURES:
	Stock issued to repay advances from
		shareholder	$ 230,349
	Stock issued to pay accrued expenses	95,280
	Stock issued to settle note payable to
		related parties	34,000



LION CAPITAL HOLDINGS, INC.
(formerly Telecomm.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Lion Capital Holdings, Inc. ("Lion Capital") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Lion Capital's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

Stock-Based Compensation. Lion Capital accounts for stock-based compensation under the intrinsic value method. Under this method, Lion Capital recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

In March 2003, the board of directors approved the issuance of 500,000 ten year options to purchase Lion Capital common stock for $.02 per share to two directors resulting in stock option expense of $25,000. The board approved the issuance of 1,250,000 ten year options to purchase Lion
Capital common stock for $.02 per share to Lion Capital's president.
These options were accounted for under the intrinsic value method, therefore there was no compensation expense recorded. See pro forma results below.

The following table illustrates the effect on net loss and net loss per share if Lion Capital had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

			2003	2002
			---------		---------
	Net loss as reported	$(157,888	)	$(113,078	)
	Less: stock based compensation
		determined under fair value-
		based method	( 31,249	)
			---------		---------
		Pro forma net loss	$(189,137	)	$(113,078	)
			=========		=========
	Basic and diluted net loss
		per common share:
		As reported	$(.01	)	$(.01	)
		Pro forma	(.01	)	(.01	)





NOTE 2 - COMMON STOCK

In February 2003, Lion Capital issued 17,981,492 shares of common stock to settle certain debts at $.02 per share. 1,700,000 shares were issued to settle a note payable to a related party in the amount of $34,000.
4,764,000 shares were issued to pay accrued salary of $86,450 and accrued interest of $8,830 totaling $95,280. 11,517,492 shares were issued to repay advances from the majority shareholder totaling $230,349.

In April 2003, Lion Capital issued 400,000 shares for consulting expense of $12,000.


NOTE 3 - SUBSEQUENT EVENTS

On July 16, 2003, Telecomm.com, Inc. changed its name to Lion Capital Holdings, Inc.

On August 11, 2003, Lion Capital declared a 2 for 1 forward stock split for all shareholders of record as of August 12, 2003. This resulted in an increase to 60,578,984 shares of common stock outstanding.





Item 2. Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. The accompanying unaudited financial statements include all adjustments which in the opinion of management are necessary for a fair presentation and in order to make the financial statements not misleading.

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

OUTLOOK

Lion Capital Holdings is currently concentrating its resources on negotiations with prospective client companies.

THE COMPANY

From its inception through June 30, 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the dataand telecommunications industries. In addition to its one subsidiary, Capital Cable & Wire, Inc., the company has aggressively sought acquisitions to further increase its sales in this industry. The Company has not, however, been successful in closing any acquisitions. As such, management, together with the company's board of directors, has decided to forgo all such acquisition activities and has corporately decided to shift its core business focus. The Company will no longer be principally engaged in the business of manufacturing copper and fiber optic cables. Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company's interests in the custom cable industry.

Lion Capital will henceforth operate as a boutique consulting firm engaged in assisting private micro-cap companies in the transition to publicly traded status. This change in corporate focus will capitalize on the strengths and experience of the Company's executives and directors. The Company is now in the business of identifying developing companies in diversified markets and providing them with a compelling funding alternative to finance their growth capital needs. The Company operates as a consultant and facilitator to undervalued, micro to mid-cap private companies focused on transitioning themselves to fully reporting public company status with publicly listed and traded common stock. As consultant and facilitator, The Company will assist its clients with all aspects of corporate and SEC governance, business development, access to capital markets, corporate finance, equity lending, market development, investor and shareholder relations, and sustained development of the market for, and awareness of, the clients' companies and their respective publicly traded securities. A more thorough description of its new business is provided herein under Item 5 "Other Information."

MARKET OPPORTUNITY

The Number of Initial Public Offering's backed by Venture Capital firms ("VC") went from 20 in the 4th Quarter of 2000, to only 19 in the Entire Year of 2002. The total funding from VCs is down 85% from what it was just 3 years ago. There are numerous businesses starting every month around the nation, many of which are looking for some level of funding. However, only a small percentage of these companies actually receive funding by VCs and/or Angel Investors. According to Jesse Reyes, Vice President at Thomson Venture Economics, "Although there was a notable increase in early stage investing in the second quarter of 2003, VCs continue to seek safer ground by investing in more established companies. "It doesn't necessarily mean that early stage investing will subside, but due diligence on early stage and start-up deals is a much more rigorous process than it was two years ago, and it will remain so for the foreseeable future." This trend provides Lion Capital with an opportunity to market to those small businesses and entrepreneurs that have viable businesses and the desire to succeed, but can't find funding through traditional sources.

The rate of decline in VC investing is slowing dramatically, pointing toward a leveling of overall investing activity. In fact, all measures of early stage investing increased in the second quarter of 2003. This was the first significant increase since the fourth quarter of 1999. The increase in the second quarter of 2003, though slight, is the first up-tick in the post-bubble era that began in 2001. "Is this quarter a harbinger of a dramatic turnaround in venture capital investing? It's not likely," commented Mark Heesen, president of the National Venture Capital Association. Further, investments in companies in the early stage of development increased significantly in the prior quarter -- the first such increase in three years. The time is therefore right for capitalizing on this market up swing.

The VC industry has traditionally been slow to react to market changes. Heesen has gone on to say, "The venture industry invests based on anticipated future market conditions, so before we declare a trend reversal we must first see a sustained opening of the IPO market and consecutive quarterly increases in corporate capital expenditures. That being said, the venture capital industry is actually in a good place right now - not withholding money, but not spending it freely, either. A few more quarters at this pace would be healthy." History has proven that those that position themselves correctly in anticipation of a growth trend make the largest percentage returns during the initial upswing. Lion Capital Holdings has identified the opportunity, positioned itself to take advantage of the market, and is doing so while the competition continues to remain cautiously optimistic.

NAME CHANGE

In light of its new focus, the Company, on July 16, 2003 filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware, changing its name from Telecomm.com, Inc to Lion Capital Holdings, Inc. This change was initiated by Management in order to better describe the Company's new business model.


FORWARD SPLIT OF COMMON STOCK

The Company, on August 11, 2003 declared a forward split of 2 shares for every 1 share held to all its shareholders of record as of August 12, 2003. This increased the Company's issued and outstanding common stock to 60,578,984.


RELATED PARTY TRANSACTIONS

The Company owes a certain stockholder notes in the amount of $33,575 as of June 30, 2003. The notes bear no interest and are due on demand. This stockholder owns approximately 56.3 % of the Company's common stock as of June 30, 2003.

EQUITY TRANSACTIONS


The Company, on April 6, 2003 entered into a Consulting Agreement with The Franklin Group. This consulting agreement is for a period of 12 months and the Company issued 400,000 restricted shares for the fees charged.

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $84,734 during the period ended June 30, 2003 and, as of that date, the Company's current liabilities exceeded its current assets by $2,057,865 and its total liabilities exceeded its total assets by $2,179,702. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern.
The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

Revenues for the 3 and 6 month periods ended June 30, 2003 were $27,415 and $54,275 respectively, compared to revenues of $56,422 and $129,674 for the same periods ended June 30, 2002. This decrease is due to a general downturn in the economy during that period.

Gross profit for the 3 and 6 month periods ended June 30, 2003 were $16,432 and $39,862 or 59.9% and 73.4% respectively, compared to $16,538 and $43,117 or 29.3% and 33.3% for the corresponding 2002 periods. The fluctuation in gross profit is attributable to changes in the cost of materials and labor charges.

General and administrative costs for the 3 and 6 month periods ended
June 30, 2003 were $81,705 and $149,465 respectively, compared to $20,680 and $108,165 for the same periods ended June 30, 2002. The Company spent more in G & A during this quarter in developing its new business structure.

Interest expense for the 3 and 6 month periods ended June 30, 2003 were $3,029 and $8,423 respectively, compared to $2,418 and $4,913 for the same periods in 2002.

For the 3 and 6 month periods ended June 30, 2003, the Company had net losses of $84,734 and $157,888 respectively, compared to losses of $23,098 and $113,078 for the same periods in 2002. The increase in losses for this quarter is as a result of the increase in General and Administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had cash and cash equivalents of $7,151. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives.
Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2003 and 2004. However we cannot make any assurances that such financing will be secured.


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

Item 3.  Disclosure Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controlssubsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On July 16, 2003 the Company changed its name from Telecomm.com, Inc. to Lion Capital Holdings, Inc. by filing a Certificate of Amendment of Certificate of Incorporation of Telecomm.com with the Delaware Secretary of State. The amendment was approved by stockholders giving written consent in lieu of a meeting and vote of stockholders in accordance with the provisions of article 228 of the General Corporation Law of the State of Delaware (Title 8, Chapter 1). No other matters were addressed in the amendment. Stockholders representing 56.3% of the common stock outstanding gave written consent to said amendment.

Item 5.  Other Information.

Business Summary

Company Profile

In today's challenging funding environment where angel investors are sitting on the sidelines and Venture Capitalists are going out of business, Lion Capital Holdings (Lion Capital) was formed to provide strategic funding and investment alternatives for entrepreneurs, growing private companies and private accredited investors. Our mission is to bridge the gap between growth stage companies looking for funding and investors looking for solid investment vehicles, by offering a comprehensive suite of services through which we help direct the public aspects of our client companies, including corporate restructuring, SEC document preparation, investor relations, and market development support. By leveraging both the private and public capital markets, we are able to meet, and quite often surpass, the funding objectives of our clients. The objectives behind the introduction of our service is simple:
- Provide entrepreneurs and business professionals an effective, with an effective framework for raising private and public capital.
- Deliver a cost and time effective program, as an alternative to the traditional public offering, to enable our private company clients to achieve initial listing as a public company.
- Operate within a matrix that directly aligns our interests with those of our clients in order to achieve a level of trust necessary to successfully operate as a public company. We make money only after our clients have realized true growth.
- Provide a comprehensive "back office" solution to help manage the work load associated with being a public company. In this respect, we want our clients to continue doing what they do best - running their organization - and we'll manage everything else.

We accomplish these objectives through the use of a comprehensive services matrix that combines one-on-one expert support with our unique funding programs which enable our clients to realize their funding objectives while growing their internal valuations. We are dedicated to assisting our customers in raising investor capital using strategies that are designed to leverage the energy that exists in the early growth stages of a company. Through statutory exemptions from registration, we not only raise capital in the short-term from the private market, but we then position the company for an initial listing as a public company. By utilizing both the private and public markets, we are able to position developmental and early growth stage companies to effectively raise capital. The most unique thing about our program is that we are able to take companies public without the high costs generally associated with the initial public offering process. This novel offering is the result of years of development and is based on the wealth of knowledge and extensive capital raising experience of our principals and associates in the private and public markets; allowing us maximum market leverage to ensure that our clients will receive every advantage possible in reaching their ultimate business goals.

Our Management

Lion Capital is managed by highly experienced professionals with specialization in private placement memorandum preparation, federal and state securities compliance, and private offering marketing and placement. In addition, our management team and team of professionals have extensive experience with Regulation D, securities compliance, mergers and acquisitions, executive operations, business finance and sales and marketing.

Our Officers

- Timothy T. Page, Director and Chairman/CEO
As Chairman/CEO of Lion Capital Holdings, Inc., Mr. Page focuses on equity private placements, mergers & acquisitions bringing over 25 years of financial and strategic management experience with publicly and privately held companies.

- W. Andrew Stack, President
Mr. Stack is the President of Lion Capital Holdings, Inc. with primary responsibilities including privately placed corporate and real estate finance, equity private placements and mergers & acquisitions. Mr. Stack is an experienced attorney with a background in corporate and securities law, commercial finance, information technology, venture capital, incubator services, mergers and acquisitions, and SEC regulatory compliance and representation.

Our Program

Lion Capital Holdings' unique 504 offering is a customizable financial solution for any private company or entrepreneur seeking to raise equity capital or private debt financing. As an alternative to an Initial Public Offering (IPO), our 504 offering results in an initial public "listing" of a company's securities, and under Regulation D, is exempt from the registration requirements of the Securities Act of 1933.

Our program is designed to provide the critical fundamentals needed to raise debt or equity capital from investors properly and effectively, including:

- The Legal Method for Soliciting Investors: a Regulation D, 504 private offering allows companies to raise funds from accredited investors in compliance with state and federal securities laws.
- Proper Transaction Structure: most entrepreneurs are not experts in raising capital, often having little or no experience in properly structuring either an equity or debt offering to finance their growth. Lion Capital's experience allows those considering financing alternatives to leverage a wealth of knowledge in order to maximize the value of financing transactions.
- Investment Documentation Preparation: raising capital from investors, be it debt or equity, in any amount, requires very specific documentation that greatly exceeds that appearing in a typical business plan.
- Targeted Market Resources and Tactics: once the legal and practical capability to raise capital from investors is in place, the next step is accessing potential private investors for the transaction. Lion Capital provides the marketing services and investor resources that are critical to the successful funding of the transaction.

Our Services

Lion Capital provides the most comprehensive suite of services and resources for preparing and marketing a Regulation D, 504 Securities Offering. Our program takes a company through the entire Regulation D, 504 offering process: setting offering data and transaction structure, developing offering documentation, completing all required SEC filings, assisting with State Blue Sky filings, and providing marketing services as well as access to investor resources including private investment groups and NASD brokerages.

Our offering preparation services and investor resources include:

- Corporate Restructuring
- Private Placement Memorandum Preparation
- SEC Document Preparation and Filings
- Legal Services
- Accounting and Audit Services
- Market Development Services
- Capital Raising, Equity Funding and Debt Financing
- Business Development

Some of the unique features of our program over most traditional practices of raising capital are:
1) Business owners maintain control of their company;
2) Lion Capital takes on the responsibility of representing the client company throughout the capital raising process, allowing the officers and directors to do what they do best - run their business; and
3) Unlike other funding sources, our interests are directly aligned with that of our clients. We do not "cash out" after the public offering. We actually care about the stock valuation, and remain closely involved in the affairs of our corporate clients in order to maximize such value.

One of the key advantages of working with Lion Capital Holdings' is our clients never deal with "customer support" personnel - the principals of our company interact directly with our customers to ensure quality service. Our clients would agree that the most value added part of our service is the direct interaction of clients with our management. Clients are provided with "real world" knowledge and experience based on our yearsof experience in the investment banking industry.




Item 6.            Exhibits and Reports on Form 8-K

(a) Exhibits.

99        Certification pursuant to 18 U.S.C. article 1350

(b) Reports on Form 8-K.

None.


Signatures

The undersigned officers certify that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.



LION CAPITAL HOLDINGS, INC.






Date:    September 4, 2003

/s/ Tim Page


Tim Page, Chief Executive Officer





Certificate of Chief Executive Officer

I, Tim Page, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lion Capital Holdings, Inc. ("LCHI")

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of LCHI as of, and for, the periods presented in this quarterly report.

4. As LCHI's Chief Executive Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for LCHI. As such, LCHI has:

            a. designed such disclosure controls and procedures to ensure that material information relating to LCHI, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of LCHI's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. LCHI's other officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of LCHI's board of directors :

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect LCHI's ability to record, process, summarize and report financial data and have identified for LCHI's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in LCHI's internal controls.

6. LCHI's other officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 4, 2003

/s/ Tim Page


Tim Page, Chief Executive Officer


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LION CAPITAL HOLDINGS, INC.


         		                By:  /s/ Timothy T. Page
                                        ________________________________
			        	Timothy T. Page
					Chairman of the Board

 					Date:  September 4, 2003