Form 10QSB/A
period 2003-09-30
LION CAPITAL HOLDINGS INC
filed 2003-11-25
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES  EXCHANGE ACT  OF 1934

       For the 3 month period ended September 30, 2003

               Commission file number 000-49811

                 LION CAPITAL HOLDINGS, INC.
               (Formerly Telecomm.com, Inc.)

       (Name of Small Business Issuer in Its Charter)

            Delaware                             52-2191043
   -------------------------------            -------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


     6836 Bee Caves Road, Suite 242,	     Austin, Texas 78746
  ---------------------------------	     ------------------
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

Yes[X]  No[]

At September 30, 2003, a total of 71,078,984 shares of registrant's Common Stock were outstanding.


TABLE OF CONTENTS

PART 1   FINANCIAL INFORMATION                                   1
Item 1.  Financial Statements				         1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   		        13
Item 3. Disclosure Controls and Procedures                	17

PART II OTHER INFORMATION			       	 	18
Item 2. Changes in Securities and Use of Proceeds 		18
Item 6. Exhibits, Lists, and Reports on Form 8-K 		18

Signatures

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended
September 30, 2003, have been prepared by Lion Capital Holdings, Inc.

LION CAPITAL HOLDINGS, INC.
(formerly Telecomm.com, Inc.)

CONSOLIDATED BALANCE SHEET
September 30, 2003

ASSETS

Current Assets
    Accounts receivable, net			$     2,570
    Advances to customers			      5,000
					  	-----------
	Total Assets				$     7,570
				         	===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable	    	               $ 1,260,345
    Accrued expenses				   458,742
    Due to shareholders			    	    45,583
    Notes payable to related parties		    40,854
    Deferred gain				   322,956
    Notes payable				     5,000
					 	-----------
	Total Current Liabilities	         2,133,480

Notes payable				  	   109,437
					 	-----------
	Total Liabilities		         2,242,917
 					 	-----------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 75,000,000
shares authorized, 71,078,984 shares issued
and outstanding				   	    71,079
Additional paid in capital		         1,717,747
Subscription receivable		               (   100,000  )
Retained deficit			       ( 3,924,173  )
				                  -----------
	Total Stockholders' Deficit	       ( 2,235,347  )
			-----------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	  			                $    7,570
				        	===========



                        LION CAPITAL HOLDINGS, INC.
                           (formerly Telecomm.com, Inc.)
        CONSOLIDATED STATEMENTS OF OPERATIONS
   Three and Nine Months Ended September 30, 2003 and 2002


			     Three Months		           Nine Months
			 Ended September 30,		       Ended September 30,
		        2003		 2002		   2003			2002
		     	----------- 	-----------	  -----------	   -----------
Net Revenues		$  62,880	$   22,938	  $ 117,155	    $ 152,612

Operating Expenses:
  Cost of goods sold	   11,749 	    21,425 	     26,162   	      107,982
  General and
  administrative	  234,630	    43,516	    419,239  	      188,628
  Depreciation and
  amortization		    		     3,085	      4,718	        9,255
			----------- 	----------- 	  -----------	   -----------
Loss from operations	( 183,499 )	( 45,088 )	   ( 332,964 )	   ( 153,253 )

Other Expense:
  Interest expense	(    6,274 )	(  5,110 )	   (  14,697 )	   (  10,023 )
			-----------	-----------	   -----------	    -----------
Net loss		$  (189,773)	$  (50,198)	   $ (347,661)	    $(163,276)
			===========	===========	   ===========	    ===========

Basic and diluted loss
  per common share	$(.00	)	$(.00	)	   $(.01	)   $(.01	)

Weighted average common
shares outstanding	62,412,317	24,482,666	   57,094,208	    26,717,098


                        LION CAPITAL HOLDINGS, INC.
                           (formerly Telecomm.com, Inc.)
         CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine Months Ended September 30, 2003 and 2002


							2003		2002
							-----------	-----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss						$(347,661)	$(163,276)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
	Stock for services				17,000
	Stock option expense				149,996
	Depreciation and amortization			4,718		9,255
	Imputed interest				7,858
	Provision for bad debts						30,000
    Changes in:
	Accounts receivable				2,486		(65,507)
	Inventory							894
	Other assets							18,956
	Accounts payable 				5,645	  	114,517
	Accrued expenses				118,958		59,081
							-----------		-----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES	  			( 41,000)		3,920
							-----------		-----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loans to third parties				( 5,000 )
							-----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net advances from shareholder			43,813		9,241
    Proceeds from notes payable to related parties			19,084
	Payments on notes payable to related parties	( 21,917)
	Proceeds from notes payable			5,000
							-----------	-----------
NET CASH PROVIDED BY FINANCING ACTIVITIES		45,980		9,241
							-----------	-----------
NET CHANGE IN CASH					(     20)	13,161
CASH BALANCES
    -  Beginning of period				20	 	3,925
							-----------	-----------
    -  End of period					$   0	        $  17,086
							===========	===========

NON-CASH DISCLOSURES:
    Stock issued to repay advances from shareholder			$ 230,349
    Stock issued to pay accrued expenses				95,280
    Stock issued to settle note payable to related parties		34,000


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

In the nine months ended September 30, 2003, the board of directors approved the issuance of 12,000,000 ten year options to purchase Lion Capital common stock for $.01 per share to two directors and one consultant resulting in stock option expense of $149,996. The board approved the issuance of 2,500,000 ten year options to purchase Lion Capital common stock for $.01 per share to Lion Capital's president. These options were accounted for under the intrinsic value method, therefore there was no compensation expense recorded. See pro forma results below.

The following table illustrates the effect on net loss and net loss per share if Lion Capital had applied the fair value provisions of FASB Statement
No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

				Three Months			Nine Months
		             Ended September 30,	     Ended September 30
			2003		2002		2003		2002
			---------	---------	---------	---------
Net loss as reported	$(189,773)	$(50,198)	$(347,661)	$(163,276)
Less: stock based compensation
determined under fair value-
based method						( 31,249)
			---------	---------	---------	---------
    Pro forma net loss	$(189,773)	$ (50,198)	$(378,910)	$(163,276)
			=========	=========	=========	=========
Basic and diluted net loss
    per common share:
    As reported		$(.00	)	$(.00	)	$(.01	)	$(.01	)
    Pro forma		  (.00	)	  (.00	)	  (.01	)	  (.01	)

NOTE 2 - NOTES RECEIVABLE

In the quarter ending September 30, 2003, Lion Capital loaned $8,000 to two companies. The loans are due on demand, bear no interest and have no collateral.

NOTE 3 - COMMON STOCK

In February 2003, Lion Capital issued 35,962,984 shares of common stock to settle certain debts at $.01 per share. 3,400,000 shares were issued to settle a note payable to a related party in the amount of $34,000. 9,528,000 shares were issued to pay accrued salary of $86,450 and accrued interest of $8,830 totaling $95,280. 23,034,984 shares were issued to repay advances from the majority shareholder totaling $230,349.

In April 2003, Lion Capital issued 800,000 shares for consulting expense of $12,000.

In August 2003, Lion Capital issued 500,000 shares for consulting expense of $5,000.

In September 2003, the president exercised 10,000,000 options for $.01 per share. In lieu of cash, Lion Capital accepted a subscription receivable for $100,000.

On August 11, 2003, Lion Capital declared a 2 for 1 forward stock split for all shareholders of record as of August 12, 2003. All amounts have been adjusted for the split.


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

THE COMPANY

>From its inception through September 30, 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries. In addition to its one subsidiary, Capital Cable & Wire, Inc., the company has aggressively sought acquisitions to further increase its sales in this industry. The Company has not, however, been successful in closing any acquisitions.
As such, management, together with the company's board of directors, has decided to forgo all such acquisition activities and has corporately decided to shift its core business focus. The Company will no longer be principally engaged in the business of manufacturing copper and fiber optic cables. Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company's interests in the custom cable industry.

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


FORWARD SPLIT OF COMMON STOCK

The Company, on August 11, 2003 declared a forward split of 2 shares for every 1 share held to all its shareholders of record as of August 12, 2003. This increased the Company's issued and outstanding common stock to 60,578,984 as of that date. All share amounts have been adjusted to reflect the share split.


RELATED PARTY TRANSACTIONS

The Company owes a certain stockholder notes in the amount of $45,583 as of September 30, 2003. The notes bear no interest and are due on demand. This stockholder owns approximately 53.6 % of the Company's common stock as of September 30, 2003. The Company also owes to related parties the amount of $40,854 as of September 30, 2003. The notes bear no interest and are due on demand.

EQUITY TRANSACTIONS

In February 2003, Lion Capital issued 35,962,984 shares of common stock to settle certain debts at $.01 per share. 3,400,000 shares were issued to settle a note payable to a related party in the amount of $34,000. 9,528,000 shares were issued to pay accrued salary of $86,450 and accrued interest of $8,830 totaling $95,280. 23,034,984 shares were issued to repay advances from the majority shareholder totaling $230,349.

In April 2003, Lion Capital issued 800,000 shares for consulting expense of $12,000.

In August 2003, Lion Capital issued 500,000 shares for consulting expense of $5,000.

In September 2003, the president exercised 10,000,000 options for $.01 per share. In lieu of cash, Lion Capital accepted a subscription receivable for $100,000.

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $189,773 during the period ended September 30, 2003 and, as of that date, the Company's current liabilities exceeded its current assets by $2,125,910 and its total liabilities exceeded its total assets by $2,235,347. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

Revenues for the 3 and 9 month periods ended September 30, 2003 were $62,880 and $117,155 respectively, compared to revenues of $22,938 and $152,612 for the same periods ended September 30, 2002. This increase is due to the initial success of the company's new business plan during that period.

General and administrative costs for the 3 and 9 month periods ended September 30, 2003 were $234,630 and $419,239 respectively, compared to $43,516 and $188,628 for the same periods ended September 30, 2002. The Company spent more in G & A during this quarter in developing its new business structure and the cost of the stock option expense.

Interest expense for the 3 and 9 month periods ended September 30, 2003 were $6,274 and $14,697 respectively, compared to $5,110 and $10,023 for the same periods in 2002.

For the 3 and 9 month periods ended September 30, 2003, the Company had net losses of $189,773 and $347,661 respectively, compared to losses of $50,198 and $163,276 for the same periods in 2002. The increase in losses for this quarter is as a result of the increase in General and Administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had cash and cash equivalents of $0. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2003 and 2004. However we cannot make any assurances that such financing will be secured.


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

Item 3.  Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our Officers

    -  Timothy T. Page, Director and Chairman/CEO

       As Chairman/CEO of Lion Capital Holdings, Inc., Mr. Page, as well as overseeing all the day-to-day activities of the company, focuses on equity private placements, mergers & acquisitions bringing over 25 years of financial and strategic management experience with publicly and privately held companies.

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

One of the key advantages of working with Lion Capital Holdings' is our clients never deal with "customer support" personnel - the principals of our company interact directly with our customers to ensure quality service. Our clients would agree that the most value added part of our service is the direct interaction of clients with our management. Clients are provided with "real world" knowledge and experience based on our years of experience in the investment banking industry.




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


Date:    November 19, 2003



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

    4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

	(a) Designed such disclosure controls and procedures, or caused
	     such disclosure controls and procedures to be designed under
	     our supervision, to ensure that material information relating to
      	     the small business issuer, including its consolidated
	     subsidiaries, is made known to us by others within those entities,
	     particularly during the period in which this report is being prepared;

     	(b) Designed such internal control over financial reporting, or caused
	      such internal control over financial reporting to be designed under
	      our supervision, to provide reasonable assurance regarding the
	      reliability of financial reporting and the preparation of financial
	      statements for external purposes in accordance with generally accepted
	      accounting principles;

	(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(d) Disclosed in this report any change in the small business issuer's
	      internal control over financial reporting that occurred during the
	      small business issuer's most recent fiscal quarter (the small business
	      issuer's fourth fiscal quarter in the case of an annual report) that
	      has materially affected, or is reasonably likely to materially affect,
	      the small business issuer's internal control over financial reporting;
	      and

    5. LCHI's other officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of LCHI's board of directors :

	(a)  all significant deficiencies in the design or operation of internal
	      controls which could adversely affect LCHI's ability to record,
	      process, summarize and report financial data and have identified
	      for LCHI's auditors any material weaknesses in internal controls; and

	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in LCHI's internal controls.

    6. LCHI's other officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2003



/s/ Tim Page

Tim Page, Chief Executive Officer


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LION CAPITAL HOLDINGS, INC.


By:  /s/ Timothy T. Page
_______________________________
Timothy T. Page
Chairman of the Board

Date:  November 19, 2003