Form 10KSB
period 2003-12-31
LION CAPITAL HOLDINGS INC
filed 2004-05-17
CIK 1109219

 SECURITIES EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

 Annual Report Pursuant to

 the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2003

 Commission file number: 000-26235

 LION CAPITAL HOLDINGS, INC.

(Formally, LCHI,Inc)

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

Title of each class: Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year was $175,615

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31st, 2003: $1,859,902(approximately)

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2003: 63,693,028

Traditional Small Business Disclosure Format: No

 PART I

 ITEM 1. DESCRIPTION OF BUSINESS

Lion Capital Holdings, Inc. (the "Issuer" or "Company" or "LCHI") was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capital Cable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997 as a Texas corporation.

Austin Cable was acquired by LCHI in 1999 through the sale of a controlling block of its stock, thus making Austin Cable a wholly-owned subsidiary of LCHI. Austin Cable is in the business of assembling copper and fiber optic specialty cables for distribution in the United States.

The Company produced specialty custom cable assemblies and harnesses for various industries. A specialty custom cable or harness assembly is a copper or fiber optic cable with connectors terminated at one or both ends. The specialty custom cable assembly industry is one that services and supplies a variety of other industries, which need wire harnesses and cable assemblies for their products.

In 1999, LCHI also acquired all but one share of TIC Cables Electronica y Suministros, S.A. de C.V., incorporated in Mexico in 1989, thus making TIC a 99.99%-owned subsidiary of LCHI. As TIC is engaged in the design and integration of systems for data and LCHIunications in Mexico, LCHI management believed the acquisition would provide strategic competitive advantages, which proved true throughout most of 2000. However, in 2001, due to a lack of control over operations at TIC, the difficulty in the Mexican economy and excessive losses at TIC's facilities in Mexico, LCHI’s  Board of Directors, in a meeting held September 6, 2001, voted to abandon TIC operations. LCHI has divested itself of its interest in TIC and is in the process of returning all TIC shares to its president, Jesus Aguirre.

A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,800,000 shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 of the 13,800,000 shares to date, leaving a balance due of 9,800,000 shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,800,000 shares and has retained legal counsel to begin legal proceedings to recover the 9,800,000 shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. However, counsel has agreed to assist in efforts to contact Mr. Aguirre in order to resolve this issue by the end of 2003. If these efforts are unsuccessful, LCHI will instruct counsel to seek a court order canceling these shares during the first quarter of 2004.

We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.

LCHI has received a going concern opinion from its auditors for the years ended 2003 and 2002, meaning substantial doubt has been raised in our auditors' eyes about LCHI’s ability to continue as a going concern. LCHI has incurred losses for the years ended December 31, 2003 and 2002 totaling $616,160 and $389,036 respectively, and at December 31, 2003 had a capital deficit of $2,293,716. Net Revenues in 2003 were $175,615 compared to $163,903 in 2002. LCHI will require additional working capital to develop its business until LCHI achieves a level of revenues adequate to generate sufficient cash flows from operations.

The Company Business

>From its inception through mid 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries.  In addition to its one subsidiary, Capital Cable & Wire, Inc., the company had aggressively sought acquisitions to further increase its sales in this industry.  The Company had not, however, been successful in closing any acquisitions.  As such, management, together with the company’s board of directors, decided to forgo all such acquisition activities and has corporately decided to shift its core business focus.  The Company will no longer be principally engaged in the business of manufacturing copper and fiber optic cables.  Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company’s interests in the custom cable industry.

Lion Capital now operates as a boutique consulting firm engaged in assisting private micro-cap companies in the transition to publicly traded status.  This change in corporate focus will capitalize on the strengths and experience of the Company’s executives and directors.  The Company is now in the business of identifying developing companies in diversified markets and providing them with a compelling funding alternative to finance their growth capital needs.  The Company operates as a consultant and facilitator to undervalued, micro to mid-cap private companies focused on transitioning themselves to fully reporting public company status with publicly listed and traded common stock.  As consultant and facilitator, The Company will assist its clients with all aspects of corporate and SEC governance, business development, access to capital markets, corporate finance, equity lending, market development, investor and shareholder relations, and sustained development of the market for, and awareness of, the clients’ companies and their respective publicly traded securities.

Market Opportunity

The Number of Initial Public Offering’s backed by Venture Capital firms (“VC”) went from 20 in the 4th Quarter of 2000, to only 19 in the Entire Year of 2002.  The total funding from VCs is down 85% from what it was just 3 years ago.  There are numerous businesses starting every month around the nation, many of which are looking for some level of funding.  However, only a small percentage of these companies actually receive funding by VCs and/or Angel Investors.  According to Jesse Reyes, Vice President at Thomson Venture Economics, “Although there was a notable increase in early stage investing in the second quarter of 2003, VCs continue to seek safer ground by investing in more established companies.  “It doesn’t necessarily mean that early stage investing will subside, but due diligence on early stage and start-up deals is a much more rigorous process than it was two years ago, and it will remain so for the foreseeable future.”  This trend provides Lion Capital with an opportunity to market to those small businesses and entrepreneurs that have viable businesses and the desire to succeed, but can’t find funding through traditional sources.

The rate of decline in VC investing is slowing dramatically, pointing toward a leveling of overall investing activity.  In fact, all measures of early stage investing increased in the second quarter of 2003.  This was the first significant increase since the fourth quarter of 1999.  The increase in the second quarter of 2003, though slight, is the first up-tick in the post-bubble era that began in 2001.  “Is this quarter a harbinger of a dramatic turnaround in venture capital investing?  It’s not likely,” commented Mark Heesen, president of the National Venture Capital Association.  Further, investments in companies in the early stage of development increased significantly in the prior quarter -- the first such increase in three years.  The time is therefore right for capitalizing on this market up swing.

The VC industry has traditionally been slow to react to market changes.  Heesen has gone on to say, “The venture industry invests based on anticipated future market conditions, so before we declare a trend reversal we must first see a sustained opening of the IPO market and consecutive quarterly increases in corporate capital expenditures. That being said, the venture capital industry is actually in a good place right now – not withholding money, but not spending it freely, either.  A few more quarters at this pace would be healthy.”  History has proven that those that position themselves correctly in anticipation of a growth trend make the largest percentage returns during the initial upswing.  Lion Capital Holdings has identified the opportunity, positioned itself to take advantage of the market, and is doing so while the competition continues to remain cautiously optimistic.

Marketing and Advertising. LCHI does no marketing and it's clients are derived by word of mouth.

Name Change

In light of its new focus, the Company, on July 16, 2003 filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware, changing its name from Telecomm.com, Inc to Lion Capital Holdings, Inc. This change was initiated by Management in order to better describe the Company’s new business model

Forward Split of Common Stock

The Company, on August 11, 2003 declared a forward split of 2 shares for every 1 share held to all its shareholders of record as of August 12, 2003.  This increased the Company’s issued and outstanding common stock to 60,578,984 as of that date. All share amounts have been adjusted to reflect the share split.

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

In 2003, Lion Capital issued 3,914,044 shares for consulting expense of $223,052.

In September 2003, the president exercised 10,000,000 options for $.01 per share.  In lieu of cash, Lion Capital accepted a subscription receivable for $100,000.  In March 2004, the shares were canceled for non-payment.  The shares have been treated as canceled in 2003.

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

LCHI's plan of operations over the next 12 months will be to identify and enter into negotiations to sign up and charge fees from several prospective new clients. However, without an infusion of capital and additional revenues, the substantial doubt surrounding LCHI's ability to continue as a going concern will likely remain. Although management believes its present discussions with several new clients will result in the successful earning of fees, nevertheless the fees earned may not be enough to satisfy our auditors that LCHI will be a going concern.

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

Employees

As of December 31 2003, the Company had only one full-time employee, that being our President and CEO Timothy T. Page. The Company's employees are not represented by a labor union or collective bargaining agreement. The Company regards its employee relations as excellent.

Company History

Lion Capital Holdings, Inc. (the "Issuer" or "Company" or "LCHI") was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capital Cable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997 as a Texas corporation.

Austin Cable was acquired by LCHI in 1999 through the sale of a controlling block of its stock, thus making Austin Cable a wholly-owned subsidiary of LCHI. Austin Cable is in the business of assembling copper and fiber optic specialty cables for distribution in the United States.

The Company produced specialty custom cable assemblies and harnesses for various industries. A specialty custom cable or harness assembly is a copper or fiber optic cable with connectors terminated at one or both ends. The specialty custom cable assembly industry is one that services and supplies a variety of other industries, which need wire harnesses and cable assemblies for their products.

In 1999, LCHI also acquired all but one share of TIC Cables Electronica y Suministros, S.A. de C.V., incorporated in Mexico in 1989, thus making TIC a 99.99%-owned subsidiary of LCHI. As TIC is engaged in the design and integration of systems for data and LCHIunications in Mexico, LCHI management believed the acquisition would provide strategic competitive advantages, which proved true throughout most of 2000. However, in 2001, due to a lack of control over operations at TIC, the difficulty in the Mexican economy and excessive losses at TIC's facilities in Mexico, LCHI’s Board of Directors, in a meeting held September 6, 2001, voted to abandon TIC operations. LCHI has divested itself of its interest in TIC and is in the process of returning all TIC shares to its president, Jesus Aguirre.

A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,800,000 shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 of the 13,800,000 shares to date, leaving a balance due of 9,800,000 shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,800,000 shares and has retained legal counsel to begin legal proceedings to recover the 9,800,000 shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. However, counsel has agreed to assist in efforts to contact Mr. Aguirre in order to resolve this issue by the end of 2003. If these efforts are unsuccessful, LCHI will instruct counsel to seek a court order canceling these shares during the first quarter of 2004.

We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.

From its inception through mid 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries.  In addition to its one subsidiary, Capital Cable & Wire, Inc., the company had aggressively sought acquisitions to further increase its sales in this industry.  The Company had not, however, been successful in closing any acquisitions.  As such, management, together with the company’s board of directors, decided to forgo all such acquisition activities and has corporately decided to shift its core business focus.  The Company will no longer be principally engaged in the business of manufacturing copper and fiber optic cables.  Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company’s interests in the custom cable industry.

Lion Capital now operates as a boutique consulting firm engaged in assisting private micro-cap companies in the transition to publicly traded status.  This change in corporate focus will capitalize on the strengths and experience of the Company’s executives and directors.  The Company is now in the business of identifying developing companies in diversified markets and providing them with a compelling funding alternative to finance their growth capital needs.  The Company operates as a consultant and facilitator to undervalued, micro to mid-cap private companies focused on transitioning themselves to fully reporting public company status with publicly listed and traded common stock.  As consultant and facilitator, The Company will assist its clients with all aspects of corporate and SEC governance, business development, access to capital markets, corporate finance, equity lending, market development, investor and shareholder relations, and sustained development of the market for, and awareness of, the clients’ companies and their respective publicly traded securities.

The Company was approved for trading by NASD in April, 2003 for the Over the Counter Bulletin Board (OTCBB).

 ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal office is located at 6836 Bee Cave Road, Suite 242, Austin, Texas, 78746. The Company leases the office space on a month-to-month basis with a rent of approximately $1,100 plus utilities. The Company does not own any real estate at this time nor do we have any real estate mortgages or investments in real estate of any kind.

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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

 PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Nasdaq approved the Company for trading of Lion Capital Holdings common stock in April 2003 for the Over the Counter Bulletin Board (OTCBB).

The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:

Fiscal 2003	High	Low
First Quarter (January 1, 2003 through March 31, 2003)	$0.100	$0.020
Second Quarter (April 1, 2003 through June 30, 2003)	$0.050	$0.025
Third Quarter (July 1, 2003 through September 30, 2003)	$0.080	$0.035
Fourth Quarter (October 1, 2003 through December 31, 2003)	$0.070	$0.050

As of December 31, 2003, there were 63,693,028 Common shares outstanding and 75,000,000 authorized.

As of December 31, 2003, there were 71 holders of record of Common Stock. There are no dividends being paid for Common Stock.

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

Overview

LCHI's current business is as a boutique consulting firm engaged in assisting private micro-cap companies in the transition to publicly traded status. As of December 31, 2003 the Company had revenues for the year of $175,615. The Company had a net loss of ($616,160) for the year ended December 31, 2003, compared to a net loss for the previous year of ($389,036).

During 2003 LCHI has had to overcome numerous issues including:

1. Insufficient working capital and financial backing

2. Lack of volume and low stock price

3. Lack of Clients

4. Lack of marketing support

6. General Stock Market weakness

7. General Economy weakness

The Company Business

The Company produced specialty custom cable assemblies and harnesses for various industries. A specialty custom cable or harness assembly is a copper or fiber optic cable with connectors terminated at one or both ends. The specialty custom cable assembly industry is one that services and supplies a variety of other industries, which need wire harnesses and cable assemblies for their products.

In 1999, LCHI also acquired all but one share of TIC Cables Electronica y Suministros, S.A. de C.V., incorporated in Mexico in 1989, thus making TIC a 99.99%-owned subsidiary of LCHI. As TIC is engaged in the design and integration of systems for data and LCHIunications in Mexico, LCHI management believed the acquisition would provide strategic competitive advantages, which proved true throughout most of 2000. However, in 2001, due to a lack of control over operations at TIC, the difficulty in the Mexican economy and excessive losses at TIC's facilities in Mexico, LCHI’s Board of Directors, in a meeting held September 6, 2001, voted to abandon TIC operations. LCHI has divested itself of its interest in TIC and is in the process of returning all TIC shares to its president, Jesus Aguirre.

A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,800,000 shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 of the 13,800,000 shares to date, leaving a balance due of 9,800,000 shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,800,000 shares and has retained legal counsel to begin legal proceedings to recover the 9,800,000 shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. However, counsel has agreed to assist in efforts to contact Mr. Aguirre in order to resolve this issue by the end of 2003. If these efforts are unsuccessful, LCHI will instruct counsel to seek a court order canceling these shares during the first quarter of 2004.

We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.

From its inception through mid 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries.  In addition to its one subsidiary, Capital Cable & Wire, Inc., the company had aggressively sought acquisitions to further increase its sales in this industry.  The Company had not, however, been successful in closing any acquisitions.  As such, management, together with the company’s board of directors, decided to forgo all such acquisition activities and has corporately decided to shift its core business focus.  The Company will no longer be principally engaged in the business of manufacturing copper and fiber optic cables.  Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company’s interests in the custom cable industry.

Lion Capital now operates as a boutique consulting firm engaged in assisting private micro-cap companies in the transition to publicly traded status.  This change in corporate focus will capitalize on the strengths and experience of the Company’s executives and directors.  The Company is now in the business of identifying developing companies in diversified markets and providing them with a compelling funding alternative to finance their growth capital needs.  The Company operates as a consultant and facilitator to undervalued, micro to mid-cap private companies focused on transitioning themselves to fully reporting public company status with publicly listed and traded common stock.  As consultant and facilitator, The Company will assist its clients with all aspects of corporate and SEC governance, business development, access to capital markets, corporate finance, equity lending, market development, investor and shareholder relations, and sustained development of the market for, and awareness of, the clients’ companies and their respective publicly traded securities.

Result of Operations

Revenues for the year ended December 31, 2003 were $175,615, an increase of approximately 7% over revenues of $163,903 for the year ended December 31, 2002. This increase is due primarily to the change in business during 2003.

Gross Profit for the year ended December 31, 2003 was $147,434. For the corresponding period in 2002, LCHI earned a gross profit of only $1,477. The increase in gross profit is due primarily to the lack of cost of goods sold in Lion’s new business format.

General and administrative costs were $754,212 for the year ended December 31, 2003 as compared to $343,249 for the same period in 2002. The company experienced an increase due to additional travel and various consulting fees paid out in 2003.

Interest expense for the year ended December 31, 2003 was $4,665 down from $33,836 in the same period of 2002. This decrease was due to the conversion of certain loans into common stock and also the elimination of certain vendor convertible notes. At the end of 2003, we had no bank borrowings with any financial institutions.

Net loss for the year ended December 31, 2003 was $616,160, compared to a loss of $389,036 for the same period in 2002. This increased loss is primarily attributable to the company's continuing efforts to break into its new business format.

Liquidity and Capital Resources

As of December 31, 2003 we had cash and cash equivalents of $2,472 as compared to $20 for 2002. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. We are actively pursuing increases to cash flows and additional sources of financing and believe that such increases and additional financing will generate sufficient cash flow to fund our operations through 2004. However we cannot make any assurances that such matters will be successfully consummated.

Management believes that LCHI will require additional funding of at least $250,000 to satisfy its cash requirements over the next 12 months, in addition to the revenues presently being generated. Management hopes to raise these additional funds from private placements and additional shareholder loans. These additional funds assume that revenues and costs remain at the present level.

We are currently generating limited sources of liquidity from internally generated client fees. In order to increase our business and gain market share, however, we will need to secure external funds from various sources.

We have no material commitments for capital expenditures at this time.

There are no significant elements of income or loss that arise from LCHI's continuing operations.

We have no seasonal aspects that could cause an effect on our financial condition.

As of December 31, 2003, the Company owed salaries to officers in the amount of $450,000. In addition, the Company has received advances from various shareholders totaling $80,226 as of December 31, 2003. The advances are payable upon demand and interest of 8% is being imputed.

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

During 2003 and 2002, LCHI incurred losses totaling $616,160 and $389,036, respectively, and at December 31, 2003 had a working capital deficit of $2,293,716. Because of these recurring losses, LCHI will require additional working capital to develop and/or renew its business operations.

LCHI intends to raise additional working capital either through private placements, public offerings and/or bank financing. LCHI is attempting to identify merger and/or acquisition candidates.

There are no assurances that LCHI will be able to either, (1) increase its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through a private placement, public offerings and/or bank financing necessary to support LCHI's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, LCHI will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to LCHI. If adequate working capital is not available LCHI may not increase its operations.

These conditions raise substantial doubt about LCHI's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should LCHI be unable to continue as a going concern.

 ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Lion Capital Holdings, Inc.

(formerly Telecomm.com, Inc.)

Austin, Texas

We have audited the accompanying consolidated balance sheet of Lion Capital Holdings, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of Lion Capital Holdings, Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lion Capital Holdings, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Lion Capital Holdings, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Lion Capital Holdings, Inc. has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC

www.malone-bailey.com

Houston, Texas

March 31, 2004

See summary of significant accounting policies

and notes to financial statements.

LION CAPITAL HOLDINGS, INC.

(formerly Telecomm.com, Inc.)

CONSOLIDATED BALANCE SHEET

December 31, 2003

ASSETS

Current Assets

Cash

$     2,472

Accounts receivable

25,000

      Notes receivable

5,000

-----------

TOTAL ASSETS

$    32,472

========

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable

$ 1,255,502

Accrued expenses

517,213

Due to shareholders

80,226

Notes payable to related parties

40,854

Deferred gain

322,956

Note payable

109,437

-----------

Total Current Liabilities

2,326,188

-----------

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 75,000,000 shares

authorized, 63,693,028 shares issued and outstanding

63,693

Additional paid in capital

1,835,263

Retained deficit

(4,192,672)

-----------

Total Stockholders’ Deficit

(2,293,716)

-----------

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

  $    32,472

===========

See summary of significant accounting policies

and notes to financial statements.

LION CAPITAL HOLDINGS, INC.

(formerly Telecomm.com, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

2003

2002

-----------

-----------

Net Revenues

$ 175,615

$   163,903

Cost of goods sold

       28,181

     162,426

 -------------

   -----------

Gross profit

    147,434

        1,477

Operating Expenses:

General and administrative

    754,212

    343,249

Depreciation and amortization

        4,717

      13,428

   -----------

   -----------

Loss from operations

  (611,495)

  (355,200)

Other Expense:

Interest expense

(4,665)

  (33,836)

   -----------

  -----------

 Net Loss

$  (616,160)

$  (389,036)

=========

=========

Basic and diluted loss per common share

    $ (.01)

    $ (.03)

Weighted average common shares outstanding

57,760,945

12,991,333

See summary of significant accounting policies

and notes to financial statements.

LION CAPITAL HOLDINGS, INC.

(formerly Telecomm.com, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

Years Ended December 31, 2003 and 2002

Additional

Common Stock

Paid In

Accumulated

Shares

Amount

Capital

Deficit

Totals

----------

-------

----------

-----------

-----------

Balances,

December 31, 2001

27,816,000

$27,816

$1,011,487

$(3,187,476)

$(2,148,173)

Shares cancelled

(4,000,000)

(4,000)

4,000

-

-

Imputed interest

-

-

15,039

-

15,039

Contribution to capital

-

-

100,000

-

100,000

Net loss

-

-

-

(389,036)

(389,036)

----------

-------

----------

-----------

-----------

Balances,

December 31, 2002

23,816,000

23,816

1,130,526

(3,576,512)

(2,422,170)

Shares issued for debt

35,962,984

35,963

323,667

-

359,630

Shares issued for services

3,914,044

3,914

219,139

-

223,053

Shares issued for

subscription receivable

10,000,000

10,000

90,000

-

100,000

Shares cancelled

(10,000,000)

(10,000)

(90,000)

-

(100,000)

Imputed interest

-

-

11,935

-

11,935

Option expense

-

-

149,996

-

149,996

Net loss

-

-

-

(616,160)

(616,160)

----------

-------

----------

-----------

-----------

Balances,

December 31, 2003

63,693,028

$63,693

$1,835,263

$(4,192,672)

$(2,293,716)

==========

=======

==========

===========

===========

See summary of significant accounting policies

and notes to financial statements.

ION CAPITAL HOLDINGS, INC.

(formerly Telecomm.com, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

          2003

2002

---------

---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$(616,160)

$(389,036)

Adjustments to reconcile net loss to net

  cash used in operating activities:

Stock issued for services

223,052

-

Stock option expense

149,996

-

Depreciation and amortization

4,717

13,428

Imputed interest

11,936

15,039

Bad debt expense

-

53,000

Changes in:

Accounts receivable

(19,944)

(34,849)

Inventory

-

52,558

Other assets

-

2,157

Accounts payable

802

  (18,426)

Accrued expenses

177,429

 160,676

---------

---------

NET CASH USED IN OPERATING ACTIVITIES

(68,172)

(145,453)

---------

---------

CASH FLOWS FROM INVESTING ACTIVITIES

Loan made to a client

(5,000)

-

---------

---------

CASH FLOWS FROM FINANCING ACTIVITIES

Net advances from shareholder

78,456

109,861

Proceeds from notes payable to related parties

  11,685

31,687

Payments on notes payable to related parties

(14,517)

-

Proceeds from notes payable

12,400

-

Payments of notes payable

(12,400)

-

---------

---------

NEW CASH PROVIDED BY FINANCING ACTIVITIES

75,624

141,548

---------

---------

NET CHANGE IN CASH

2,452

(3,905)

CASH BALANCES

-Beginning of period

   20

   3,925

---------

---------

-End of period

$   2,472

$      20

======

=====

SUPPLEMENTAL DISCLOSURES:

Interest paid

$       -

$       -

Income taxes paid

-

-

NON-CASH DISCLOSURES:

Stock issued to reduce advances from

shareholders

$ 230,350

$       -

Stock issued for accrued expenses

95,280

-

Stock issued to reduce notes payable

    to related parties

34,000

-

Shareholder contribution note payable

       -

 100,000

LION CAPITAL HOLDINGS, INC.

(formerly Telecomm.com, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization.  Lion Capital Holdings, Inc. (“Lion Capital”) was incorporated in Delaware in July 1999.  Prior to 2001 Lion Capital was engaged in the design and integration of systems for data and Lion Capital in Mexico for customers throughout the United States and Mexico.  Lion Capital was also engaged in (a) the business of manufacturing copper and fiber optic specialty custom cabling in Mexico for distribution in the United States and Mexico, and (b) as a U.S. cable assembly house.  In September 2001, Lion Capital abandoned its ownership of this Mexican subsidiary and in 2002 began winding down its other operation as a cable assembly house.  In mid-2003, Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Lion Capital and its wholly-owned subsidiary Cable Capital & Wire, Inc. (d.b.a Austin Cable & Wire), (“Austin Cable”) a Texas Corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition.  Lion Capital recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  Generally, these criteria are met at the time product is shipped.  Lion Capital provides for the estimated cost of product warranties upon shipment.  Shipping and handling costs are included in cost of goods sold.

Income taxes.  Lion Capital recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Lion Capital provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-Based Compensation.  Lion Capital has two stock-based compensation plans, which are described more fully in Note 10.  Lion Capital accounts for stock-based compensation under the intrinsic value method.  Under this method, Lion Capital recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.  The following table illustrates the effect on net loss and net loss per share if Lion Capital had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In March 2003, the board of directors approved the issuance of 10,000,000 ten year options to purchase Lion Capital common stock for $.01 per share to a consultant and 4,500,000 ten year options to purchase Lion Capital common stock for $.01 per share to three directors.  Option expense of $149,996 was recorded for the fair value of the options issued to the consultant using the Black-Scholes option pricing model and the intrinsic value of the options issued to the directors.  The options issued to the directors were accounted for under the intrinsic value method, therefore there was no compensation expense recorded for the fair value of those options.  See pro forma results below.

2003

                2002

---------

---------

Net loss as reported

$(616,160)

$(389,036)

Less: stock based compensation

determined under fair value-

based method

(56,249)

-

---------

---------

Pro forma net loss

$(672,409)

$(389,036)

========

========

Basic and diluted net loss

per common share:

As reported

$(.01

)

$(.03

)

Pro forma

(.01

)

(.03

)

The weighted average fair value of the stock options granted during 2003 and 2002 was $.02 and n/a, respectively.  Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

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

Recently issued accounting pronouncements.  Lion Capital does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Lion Capital’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

During 2003 and 2002, Lion Capital incurred losses totaling $616,160 and $389,036, respectively, and at December 31, 2003 had a working capital deficit of $2,293,716.  Because of these recurring losses, Lion Capital will require additional working capital to develop and/or renew its business operations.

Lion Capital intends to raise additional working capital either through private placements, public offerings and/or bank financing.

These conditions raise substantial doubt about Lion Capital's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Lion Capital be unable to continue as a going concern.

NOTE 3 – DEFERRED GAIN

In September 2001, Lion Capital effectively abandoned its ownership of TIC and deferred a gain of $322,956.  When Lion Capital shares are received for the TIC shares, the gain will be recognized.  TIC is engaged in the design and integration of systems for data and Lion Capital communications in Mexico for customers throughout the United States and Mexico.  Lion Capital originally acquired TIC in November 1999 and issued 200,000 shares of common stock for 99.99% of the stock of TIC plus a note receivable of $70,500.  The note receivable was non-interest bearing and did not specify a due date.  Lion Capital is in the process of canceling the shares.  The note receivable was fully impaired in 2001.

NOTE 4 – MAJOR CUSTOMERS

Customers with greater than 10% of net sales were as follows:

2003	2002
	$	%	$	%
	-------	---	-------	---
Customer: A	$61,435	35%	$93,425	57%
B	30,000	17	-	-
C	30,000	17	-	-
D	25,000	28	-	-
E	-	-	29,503	18

NOTE 5 – NOTES PAYABLE

Lion Capital has notes payable totaling $109,437 due to various third parties.  The notes payable bear interest at 6% and are due on August 1, 2004.  These notes are unsecured.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Lion Capital has notes payable totaling $40,854 due to various shareholders.  The notes bear interest at 8% to 14% and are unsecured and past due as of December 31, 2003.

NOTE 7 – DUE TO SHAREHOLDERS

Lion Capital has received advances from various shareholders totaling $80,226 as of December 31, 2003.  The advances are payable upon demand and interest of 8% is being imputed.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

In 2003, Lion Capital issued 3,914,044 shares for consulting expense of $223,052.

On August 11, 2003, Lion Capital declared a 2 for 1 forward stock split for all shareholders of record as of August 12, 2003.  All amounts have been adjusted for the split.

In September 2003, the president exercised 10,000,000 options for $.01 per share.  In lieu of cash, Lion Capital accepted a subscription receivable for $100,000.  In March 2004, the shares were canceled for non-payment.  The shares have been treated as canceled in 2003.

In 2002, a shareholder contributed their $100,000 note payable to Lion Capital to paid in capital.

NOTE 9 – INCOME TAXES

Since inception, Lion Capital has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $(2,600,000) at December 31, 2003, and will expire in the years 2020 through 2023.

Deferred income taxes consist of the following at December 31, 2003:

Deferred tax assets

$ 900,000

Less: valuation allowance

(900,000)

---------

Net deferred tax assets

$       -

======

NOTE 10 - EMPLOYEE STOCK PLANS

In December 1999, Lion Capital adopted its Stock Option Plan (“Plan”) for its  employees.  Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant.  Lion Capital has reserved 10,000,000 shares of common stock under the plan.

In December 1999, Lion Capital adopted the Directors’ Stock Option Plan (“Directors Plan”) for its non-employee directors.  Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant.  Lion Capital has reserved 3,000,000 shares of common stock under the plan.

A summary of Lion Capital's stock option plans for 2003 and 2002 is as follows:

       2003

2002

------------------------

-----------------------------

Weighted

Weighted

Average

Average

Shares

Price

Shares

Price

-------------

---------

-------------

---------

Options outstanding:

Beginning of year

4,200,000

$.19

5,500,000

$.19

Options granted

14,500,000

.01

-

-

Options canceled

-

-

(1,300,000)

.16

----------

----

---------

----

End of year

18,700,000

.05

4,200,000

.19

----------

----

=========

====

Options exercisable

18,700,000

.05

4,200,000

.19

==========

====

=========

====

Weighted average fair

value of options granted

during the year

.01

N/A

The following table summarizes information about stock options outstanding at December 31, 2003:

OPTIONS OUTSTANDING	OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding 12/31/03	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable at 12/31/03	Weighted Average Exercise Price
$ .01 - $ .12	16,300,000	9 yr	$ .01	16,300,000	$ .01
$ .13 - $ .25	1,400,000	6 yr	.20	1,400,000.20
$ .26 - $ .50	1,000,000	6 yr	.44	1,000,000.44
	18,700,000		$ .05	18,700,000	$ .05

NOTE 11 – COMMITMENTS AND CONTINGENCIES

An officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  Rent expense was approximately $24,600 and $0 for 2003 and 2002, respectively.

In December 1999, Lion Capital entered into an employment agreement with the Chairman of the Board and Chief Executive Officer.  The seven year agreement provides for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement.  The agreement also provides for a bonus based on gross sales increases.

Lion Capital is a defendant to certain litigation arising from the acquisition of Austin Cable and certain debts of Austin Cable.  Lion Capital is attempting to resolve these matters.  Lion Capital has recorded all debts and believes the resolution of these matters will not have a material effect on the financial statements of Lion Capital.

NOTE 12 – SUBSEQUENT EVENT

In 2004 Lion Capital issued 1,167,000 shares of common stock to four individuals for consulting fees valued at $458,020 and cancelled 500,000 shares of common stock for nonperformance of services.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

 PART III

 ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Timothy T. Page	50	CEO and Director
John Osborne	49	Director
Martin Cantu	46	Director and Secretary

Timothy T. Page has a broad background in mergers and acquisitions, having spent several years as a manager at London based, Deloitte Touche, the European arm of US based Deloitte Touche. Mr. Page founded LCHI, and directed it's transition from a privately held company to it's current status as a fully reporting, publicly traded company whose stock is listed on the OTCBB. During his tenure as CEO of LCHI, Mr. Page has successfully negotiated and closed three acquisitions. Mr. Page has extensive experience consulting with both private and public entities, having been materially instrumental in growing several of his client companies into multimillion dollar enterprises. Mr. Page has a BSc from Leeds University in England, and is an FCA (Fellow of the Institute of Chartered Accountants of England and Wales). Mr. Page has been a director since the company's inception.

Martin Cantu graduated from Trinity University, 1979, BS in Business Administration and Economics; UT School of Law, JD 1983; Member State Bar of Texas. Speaker, University of Houston CLE seminars. President and Managing Member of AFM Mortgage Bankers, a national mortgage banking firm. Mr. Cantu has been a director of LCHI since April 2002.

Mr. Osborne is widely regarded as one of the top leaders in computing technology today with more than 20 years of global executive management experience in software, hardware, systems integration and internet sectors. Osborne's executive management experience includes IBM, Zenith Data Systems and Businessland. He has also served asPresident and CEO of SunRiver Corporation (NASDAQ: SRVC; now Boundless Technologies Inc., AMEX: BND). Mr. Osborne has served on the boards of a number of companies. He graduated with a Bachelor of Science from the University of Washington. Mr. Osborne has been a director of LCHI since January 2000.

 ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
Name	Annual Compensation	Long-term Compensation	Other Compensation
Timothy T. Page	$150,000	None	Auto Allowance

Note: In 2003 all salaries were accrued and the principle as of 12/31/03 had $450,000 due in back salaries. There have been no activities in these areas to date:

Retirement Plans

Termination Payments

Aggregate/SAR Exercise and Fiscal Year-End Options/SAR Value Long-Term Incentive Plan

Pension Plan

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. There are no other entities, including allowances for beneficial ownership, that own over 5% of the 63,693,028 outstanding shares of Common Stock as of 12/31/03.

Name	Title of Class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class
Page Properties, LP	Common	6836 Bee Cave Road, Ste. 242, Austin, Texas 78746	32,829,954	51.54%
Janan Page	Common	314 Eanes School Rd, Austin, Texas, 78746	4,283,020	6.72%

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

24.2+	Consent of Malone & Bailey, LLC
31.1+	Certifications Pursuant to 18 U.S.C. Section 1350 Sec. 302
32.1+	Certifications Pursuant to 18 U.S.C. Section 1350 Sec. 906
+	Filed with this Form 10K-SB

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2004

 LION CAPITAL HOLDINGS, INC.

/s/ Timothy T. Page
_________________
Timothy T. Page, President

 Directors:

/s/ John Osborne
__________________
John Osborne, Director
/s/ Martin Cantu
__________________
Martin Cantu, Secretary and Director