Form 10QSB
period 2004-03-31
LION CAPITAL HOLDINGS INC
filed 2004-06-04
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT  OF 1934

For the 3 month period ended March 31, 2004

Commission file number 000-26235

LION CAPITAL HOLDINGS, INC.

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

Issuer's telephone number, including area Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No[]

At  March 31, 2004, a total of  64,693,028 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended March 31, 2004, have been prepared by LCHI, Inc.

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS

Current Assets:

Cash

$     3,484

Accounts Receivable

0

Inventory

710

-----------

TOTAL ASSETS

$     4,194

-----------

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable

$ 1,247,299

Accrued expenses

553,812

Due to shareholders

90,226

Notes payable to related parties

38,621

Deferred gain

322,956

Notes Payable

109,437

-----------

Total Current Liabilities

2,362,351

-----------

Commitments and Contingencies

Stockholders Deficit:

Common stock, $.001 par value, 75,000,000 shares

authorized, 64,693,028 shares issued and outstanding

$    64,693

Additional paid in capital

1,865,763

Retained deficit

(4,288,613

)

-----------

Total Stockholders’ Deficit

(2,358,157

)

-----------

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

  $    4,194

===========

#

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

2004

          2003

          ----------------

-------------

Net Revenues

    $    54,000

            $    26,860

Cost of goods sold

                   0

        3,430

       -----------

               ----------

Gross profit (loss)

                                              54,000

      23,430

Operating Expenses:

General and administrative

        140,557

     86,472

Depreciation and amortization

4,718

       4,718

       -----------

-----------

Loss from operations

        (91,275)

    (67,760)

Other Expense:

Interest expense

         (4,665)

                 (5,394)

      -----------

------------

Net loss

  $   (95,940)

          $   (73,154)

==========

    ===========

Basic and diluted loss per common share

  $         (.00)

$      (.00)

Weighted average common shares outstanding               63,879,329

          23,895,661

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

2004

2003

---------

-----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (95,940)

$ (73,154)

Adjustments to reconcile net loss

to net cash provided by (used in)

operating activities:

    Stock issued for services

29,267

0

Stock option expense

0

25,000

Depreciation and amortization

4,718

4,718

Imputed interest

281

3,030

Changes in:

Accounts receivable

      25,000

(7,450)

Inventory

(710)

0

   Accounts payable

(8,203)

(6,703)

Accrued expenses

36,599

39,864

     --------

---------

NET CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

(8,988)

(14,695)

---------

----------

CASH FLOWS FROM FINANCING ACTIVITIES

Net advances from shareholder

10,000

18,305

Payments on notes payable to related parties

0

(3,630)

---------

----------

NET CASH PROVIDED BY (USED IN)

FINANCING ACTIVITIES

10,000

14,675

---------

----------

NET CHANGE IN CASH

1,012

(20)

CASH BALANCES

-Beginning of period

2,472

20

---------

----------

-End of period

$  3,484

$         0

  ========

========

NON-CASH DISCLOSURES:

Stock issued to repay advances from

shareholder

0

$ 230,349

Stock issued to pay accrued expenses

0

95,280

Stock issued to settle note payable to

related parties

0

34,000

Stock issued to pay for consulting expenses

31,500

0

LION CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – General and Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of Lion Capital Holdings, Inc. (“LCHI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in LCHI’s Quarterly Report filed with the SEC on Form 10-QSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

(a) Nature of operations and organization.  LCHI was incorporated in Delaware in July 1999.  Prior to 2001, LCHI was engaged in the design and integration of systems for data for customers throughout the United States and Mexico.  LCHI was also engaged in the (a) the business of manufacturing copper and fiber optic specialty custom cabling in Mexico for distribution in the United States and Mexico, and (b) as a U.S. cable assembly house.  In September 2001, LCHI abandoned its ownership of a Mexican subsidiary and in 2002, began winding down its other operation as a cable assembly house.  In mid-2003, LCHI changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held.  As consultant and facilitator, the Company will assist its clients with all aspects of corporate and SEC governance, business development, access to capital markets, corporate finance, equity lending, market development, investor and shareholder relations, and sustained development of the market for, and awareness of, the clients’ companies and their respective publicly traded securities.  Capital Cable & Wire, Inc. will continue to operate as a subsidiary of LCHI and will heretofore account for 100% of the Company’s interest in the cable industry.

(b) Principles of Consolidation.  The accompanying consolidated, financial statements include the accounts of LCHI and its wholly-owned subsidiary, Capital Cable & Wire, Inc., d.b.a. Austin Cable & Wire, (“Austin Cable”), a Texas Corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Stock-Based Compensation.  LCHI accounts for stock-based compensation under the intrinsic value method.  Under this method, LCHI recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

In March 2003, the board of directors approved the issuance of 500,000 ten year options to purchase LCHI common stock for $.02 per share to two directors resulting in stock option expense of $25,000.  The board approved the issuance of 1,250,000 ten year options to purchase LCHI common stock for $.02 per share to LCHI’s president.  These options were accounted for under the intrinsic value method, therefore there was no compensation expense recorded.  See pro forma results below.  There were no such transactions the first quarter of 2004.

The following table illustrates the effect on net loss and net loss per share if LCHI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

           2004

          2003

---------

---------

Net loss as reported

$ (95,940

)

$ (73,154

)

Less: stock based compensation

determined under fair value-

based method

     (31,249)

---------

---------

Pro forma net loss

$ (95,940

)

$ (104,403

)

=========

=========

Basic and diluted net loss

per common share:

As reported

$(.00

)

$(.00

)

Pro forma

(.00

)

(.00

)

NOTE 2 – GOING CONCERN

During 2003 and 2002, LCHI incurred losses totaling $616,160 and $389,036, respectively.  LCHI also incurred a loss the first quarter of 2004 of $95,940 and had a working capital deficit of $2,358,157.  Because of these recurring losses LCHI will require additional working capital to develop or renew its business operations.  This condition raises serious doubt about LCHI’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should LCHI be unable to continue as a going concern.

NOTE 3 – DEFERRED GAIN

In September 2001, LCHI effectively abandoned its ownership of Mexican subsidiary TIC and deferred a gain of $322,956.  When LCHI shares are received for the TIC shares, the gain will be recognized.  LCHI originally acquired TIC in November 1999 and issued 200,000 shares of common stock for 99.99% of the stock of TIC plus a note receivable of $70,500.  The note receivable was non-interest bearing and did not specify a due date; it was fully impaired in 2001.

NOTE 4 – LEGAL PROCEEDINGS

Related to Note 3, the president of TCI has not yet returned 9,800,000 of the 13,800,000 shares of LCHI stock.  All attempted communications with him have been unsuccessful.  As such, LCHI placed a stop order with its transfer agent on the remaining shares and has retained legal counsel to begin legal proceedings to recover the shares.  The status of these proceedings was still formative as of December 31, 2003, as LCHI was not able to bear the expense of such proceedings at that time.

NOTE 5 – NOTES PAYABLE

LCHI has notes payable totaling $109,437 due to various third parties.  The notes payable bear interest at 6% and are due on August 1, 2004.  The notes are unsecured.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

LCHI has notes payable totaling $38,621 due to various shareholders.  The notes bear interest at 8% to 14% and are unsecured and past due as of December 31, 2003.

NOTE 7 – DUE TO SHAREHOLDERS

LCHI has received advances from various shareholders totaling $90,226 as of March 31, 2004.  The advances are payable upon demand and interest of 8% is being imputed.

NOTE 8 – STOCKHOLDERS EQUITY

In the first quarter of 2004, LCHI issued 1,000,000 shares of stock for consulting expense of $31,500.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In December 1999, LCHI entered into an employment agreement with the Chairman of the Board and Chief Executive Officer.  The seven year agreement provides for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement.  The agreement also provides for a bonus based on gross sales increases.

LCHI is a defendant to certain litigation arising from the acquisition of Austin Cable and certain debts of Austin Cable.  LCHI is attempting to resolve these matters.  LCHI has recorded all debts and believes the resolution of these matters will not have a material effect on the financial statements of LCHI.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements.  The accompanying unaudited financial statements include all adjustments which in the opinion of management are necessary for a fair presentation and in order to make the financial statements not misleading.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to continue as a viable concern , uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties, the ability of the Company to obtain financing in order to implement its business plan and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc.
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

Our plan of operation for the upcoming 12 months calls for the following:

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $95,940 during the period ended March 31, 2004 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $2,358,157.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2004, the Company had cash and cash equivalents of $3,484.  We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives.  Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2004 and 2005.  However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 months ended March 31, 2004 were $54,000, compared to revenues of $26,860 for the 3 months ended March 31, 2003.  This increase is due to a general economic improvement during that period.

Gross profit for the 3 months ended March 31, 2004 was $54,000 or 100% of sales.  The corresponding period for 2003 was $ 23,430 or 87.2% of sales.  The increase in gross profit is attributable to the fact that under the new business structure of the company, there is no cost of goods sold.

General and administrative costs for the 3 months ended March 31, 2004 were $140,557 or 260.3% of sales, compared to $86,472 or 321.9% of sales for the same period of 2003.  The decrease as a percentage of sales is due to the company cutting costs.

Interest expense for the 3 month period ended March 31, 2004 was $4,665 compared to $5,394 for the same period in 2003.

 For the 3 months ended March 31, 2004 the Company had a net loss of $95,940 compared to a loss of $73,154 for the same period in 2003.

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

PART II.  OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a) Exhibits.

31        Certification pursuant to 18 U.S.C. § 1350 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification pursuant to 18 U.S.C. § 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Lion Capital Holdings, Inc.

Date: May 27, 2004	/s/ Tim Page
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

Date:  May 27, 2004

#