Form 10QSB/A
period 2004-03-31
LION CAPITAL HOLDINGS INC
filed 2004-07-12
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Issuer's telephone number, including area Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No[]

At  March 31, 2004, a total of  64,360,028 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended March 31, 2004, have been prepared by LCHI, Inc.

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Restated)

ASSETS

Current Assets

Cash

$

  3,709

===========

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable

$

1,240,960

Accrued expenses

557,808

Due to shareholders

90,226

Notes payable to related parties

40,854

Deferred gain

322,956

Note payable

111,438

         -------------

Total Current Liabilities

2,364,242

       --------------

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 75,000,000 shares

authorized, 64,360,028 shares issued and outstanding

64,360

Additional paid in capital

1,942,769

Retained deficit

(4,367,662)

        --------------

Total Stockholders’ Deficit

(2,360,533)

        --------------

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

$

  3,709

  ===========

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(Restated)

2004

2003

         ----------

                -----------

Net Revenues

$    54,000

$    26,860

Cost of goods sold

-

        3,430

   -----------

   -----------

Gross profit

      54,000

      23,430

Operating Expenses:

General and administrative

     225,894

      86,472

Depreciation and amortization

                -

        4,718

    -----------

   -----------

Loss from operations

    (171,894)

     (67,760)

Other Expense:

Interest expense

       (3,095)

       (5,394)

     -----------

     -----------

 Net Loss

$  (174,989)

$   (73,154)

===========

===========

Basic and diluted loss per common share

$  (.00)

$  (.00)

Weighted average common shares outstanding

64,143,830

23,895,661

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

       (Restated)

        2004

        2003

        ---------

         ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$(174,989)

$ (73,154)

Adjustments to reconcile net loss to net

cash used in operating activities:

Stock issued for services

105,886

-

Stock option expense

25,000

Depreciation and amortization

-

4,718

Imputed interest

2,287

3,030

Changes in:

Accounts receivable

25,000

(7,450)

Note receivable

5,000

-

Accounts payable

(14,541)

  (6,703)

Accrued expenses

40,594

 39,864

---------

---------

NET CASH USED IN OPERATING ACTIVITIES

  (10,763)

 (14,695)

---------

---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder

36,000

18,305

Payments to shareholder

(26,000)

-

Proceeds from notes payable to related parties

  -

(3,630)

Proceeds from notes payable

2,000

-

---------

---------

NET CASH PROVIDED BY FINANCING ACTIVITIES

12,000

14,675

---------

---------

NET CHANGE IN CASH

1,237

  (20)

CASH BALANCES

-Beginning of period

   2,472

   20

---------

---------

-End of period

$   3,709

$       -

=========

=========

NON-CASH DISCLOSURES:

Stock issued to reduce advances from

Shareholders

$       -

$ 230,349

Stock issued for accrued expenses

-

95,280

Stock issued to reduce notes payable

    to related parties

-

34,000

LION CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Lion Capital Holdings, Inc. (“Lion Capital”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Lion Capital’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

Stock-Based Compensation.  Lion Capital accounts for stock-based compensation under the intrinsic value method.  Under this method, Lion Capital recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

In the three months ended March 31, 2004, there were no options issued.  Options were accounted for under the intrinsic value method, therefore there was no compensation expense recorded.  See pro forma results below.

The following table illustrates the effect on net loss and net loss per share if Lion Capital had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months

Ended March 31,

2004

2003

---------

---------

Net loss as reported

$(174,989)

$(73,154)

Less: stock based compensation

determined under fair value-

based method

-

(31,249)

---------

---------

Pro forma net loss

$(174,989)

$(104,403)

  =========

=========

Basic and diluted net loss

per common share:

As reported

$(.00)

$(.00)

Pro forma

(.00)

(.00)

NOTE 2 – COMMON STOCK

The company issued the following:

•

567,000 shares of common stock in January 2004 for services valued at $32,886;

•

600,000 shares of common stock in February 2004 for services valued at $39,000;

•

400,000 shares of common stock in March 2004 for services valued at $34,000.

NOTE 3 – RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There were several errors and misstatements in the originally prepared March 31, 2004 financials.  See the notes below.

A summary of the restatements are as follows:

             Previously

         Increase

             Stated

         (Decrease)

            Restated

------------

-----------

------------

As of March 31, 2004:

Balance Sheet:

Cash

$      3,484

(1)

$       225

$      3,709

Inventory

710

(2)

(710)

-

------------

-----------

------------

Total assets

$      4,194

$   (485)

$      3,709

============

===========

============

Accounts payable

$  1,247,299

(3)

$   (6,339)

$  1,240,960

Accrued expenses

553,812

(4)

3,996

557,808

Due to shareholders

90,226

-

90,226

Note payable to related parties

38,621

(5)

2,233

40,854

Deferred gain

322,956

-

322,956

Notes payable

109,437

(5)

2,001

111,438

Common stock

64,693

(6)

(333)

64,360

Additional paid in capital

1,865,763

(6)

333

1,942,769

(6)

567

(7)

76,106

Accumulated deficit

(4,288,613)

(1)

225

(4,367,662)

(2)

(710)

(3)

6,339

(4)

(3,996)

(5)

(4,234)

(6)

(567)

(7)

(76,106)

------------

-----------

------------

Total liabilities and equity

$      4,194

$   (485)

$      3,709

============

===========

============

For the three months ended March 31, 2004:

Statement of Operations:

Revenue:

Net Revenues

 $    54,000

$         -

$    54,000

Cost of services provided

-

-

-

Selling, general and administrative

(140,557)

(1)

(225)

(225,894)

(2)

   710

(3)

(6,339)

(4)

 5,566

(5)

 4,234

(6)

567

(7)

76,106

(8)

 4,718

Depreciation & amortization

(4,718)

(8)

  (4,718)

-

Interest expense

(4,665)

(4)

(1,570)

(3,095)

-----------

-----------

-----------

Net income (loss)

$  (95,940)

$    79,049

$  (174,989)

===========

===========

===========

Basic net loss per common share

$(.00)

$(.00)

Diluted net loss per share

(.00)

  (.00)

Weighted average common shares

outstanding

63,879,329

264,501

64,143,830

Diluted average common shares

outstanding

63,879,329

264,501

64,143,830

Restatement notes:

(1) – Net cash amount included an overdraft from a bank account that was closed and had a zero balance at December 31, 2003.

(2)

-

Classification error

(3)

-

Previously recorded expense was recorded again.

(4)

-

Accrued expenses were understated

(5)

-

Notes payable were understated

(6)

-

Shares issued and cancelled were not recognized

(7)

-

Shares issued for services and imputed interest were not recorded.

(8)

-

There were no assets to depreciate

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

 For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management.  Those statements in this Form 10-QSB/A containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words.  These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-QSB/A.  In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-QSB/A, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results.  Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc.
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

Our plan of operation for the upcoming 12 months calls for the following:

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $174,989 during the period ended March 31, 2004 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $2,360,533.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2004, the Company had cash and cash equivalents of $3,709.  We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives.  Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2004 and 2005.  However we cannot make any assurances that such financing will be secured.

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

General and administrative costs for the 3 months ended March 31, 2004 were $225,894 or 418.3% of sales, compared to $86,472 or 321.9% of sales for the same period of 2003.  The decrease as a percentage of sales is due to the company cutting costs.

Interest expense for the 3 month period ended March 31, 2004 was $3,095 compared to $5,394 for the same period in 2003.

 For the 3 months ended March 31, 2004 the Company had a net loss of $174,989 compared to a loss of $73,154 for the same period in 2003.

Item 3.  Disclosure Controls and Procedures

Within the 90 days prior to the date of this Form 10-QSB/A, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.  There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a) Exhibits.

31        Certification pursuant to 18 U.S.C. § 1350 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification pursuant to 18 U.S.C. § 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-QSB/A complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Lion Capital Holdings, Inc.

Date: July 9, 2004	/s/ Tim Page
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

Date:  July 9, 2004

2