Form 10QSB
period 2004-06-30
LION CAPITAL HOLDINGS INC
filed 2004-08-16
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT  OF 1934

For the 3 month period ended June 30, 2004

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

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No[]

At  June 30, 2004, a total of  64,360,028 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended June 30, 2004, have been prepared by LCHI, Inc..

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2004

(Unaudited)

ASSETS

Current Assets:

Cash

$     14,296

-----------

TOTAL ASSETS

  $   14,296

=======

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable

$ 1,189,924

Accrued expenses

557,808

Due to shareholders

204,726

Notes payable to related parties

38,621

Deferred gain

322,956

Notes Payable

111,437

-----------

Total Current Liabilities

2,425,472

-----------

Commitments and Contingencies

Stockholders Deficit:

Common stock, $.001 par value, 75,000,000 shares

authorized, 64,360,028 shares issued and outstanding

$    64,360

Additional paid in capital

1,942,769

Retained deficit

(4,418,305

)

-----------

Total Stockholders’ Deficit

(2,411,176

)

-----------

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

  $   14,296

=======

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$ 40,000	$ 27,415	$ 94,000	$ 54,275
Cost of goods sold	-	10,983	-	14,413
Gross profit	40,000	16,432	94,000	39,862

Operating Expense:
General & Administrative	93,095	98,137	318,988	184,609
Depreciation & Amortization	-	-	-	4,718
	93,095	98,137	318,988	189,327

Loss from Operations	(53,095)	(81,705)	(224,988)	(149,465)

Other Expense:
Interest expense	(2,450)	3,029	645	8,423

Net Loss	$(50,645)	$(84,734)	$(225,633)	$(157,888)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted Average common shares O/S	64,360,028	30,289,482	64,360,028	27,092,577

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(Unaudited)

2004

2003

---------

-----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (225,633)

$ (157,888)

Adjustments to reconcile net loss

to net cash provided by (used in)

operating activities:

    Stock issued for services

105,886

12,000

Stock option expense

0

25,000

Depreciation and amortization

0

4,718

Imputed interest

2,286

3,726

Changes in:

Accounts receivable

25,000

1,209

Note receivable

         5,000

0

    Accounts payable

   (65,577)

(25)

Accrued expenses

40,595

79,316

     ---------

---------

NET CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

(112,443)

(31,944)

          ---------

                             ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder

124,500

31,805

Proceeds from notes payable to related parties

10,000

Payments on notes payable to related parties

(2,233)

(5,130)

Proceeds from notes payable

   2,000

2,400

---------

 ----------

NET CASH PROVIDED BY (USED IN)

FINANCING ACTIVITIES

124,267

39,075

---------

----------

NET CHANGE IN CASH

11,824

7,131

CASH BALANCES

-Beginning of period

2,472

20

---------

 -----------

-End of period

$       14,296

$       7,151

  ========

========

NON-CASH DISCLOSURES:

Stock issued to repay advances from

shareholder

$ 230,349

Stock issued to pay accrued expenses

95,280

Stock issued to settle note payable to

related parties

34,000

LION CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – General and Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of Lion Capital Holdings, Inc. (“LCHI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in LCHI’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

Stock-Based Compensation.    LCHI accounts for stock-based compensation under the intrinsic value method.  Under this method, LCHI recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

In the six months ended June 30, 2004, there were no options issued.  Options were accounted for under the intrinsic value method, therefore there was no compensation expense recorded.  See pro forma results below.

The following table illustrates the effect on net loss and net loss per share if LCHI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     Six Months Ended June 30,

2004

2003

Net loss as reported

$ (225,633)

$

(157,888)

Less: stock based compensation

determined under fair value based method

(

31,249)

Pro forma net loss

$ (225,633)

$ (189,137)

Basic and diluted net loss

per common share:

As reported

$

        (0.00)

$

      (0.01)

Pro forma

        (0.00)

         (0.01)

NOTE 2 – Common Stock

The Company issued no common stock in the 3 months ended June 30, 2004.

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

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to continue as a viable concern ,uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties, the ability of the Company to obtain financing in order to implement its business plan and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

For this purpose, any statements that are not statements of historical fact maybe deemed to be forward-looking statements, including the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-QSB/A containing the words believes, anticipates, plans, expects and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-QSB/A. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-QSB/A, you should not consider the inclusion of such information as a representation by usor anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2004. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

In 1999, LCHI also acquired all but one share of TIC Cables Electronica y Suministros, S.A. de C.V., incorporated in Mexico in 1989, thus making TIC a99.99%-owned subsidiary of LCHI. As TIC is engaged in the design and integration of systems for data and LCHIunications in Mexico, LCHI management believed the acquisition would provide strategic competitive advantages, which proved true throughout most of 2000. However, in 2001, due to a lack of control over operations at TIC, the difficulty in the Mexican economy and excessive losses at TIC's facilities in Mexico, LCHI's Board of Directors, in a meeting held September 6, 2001, voted to abandon TIC operations. LCHI has divested itself of its interest in TIC and is in the process of returning all TIC shares to its president, Jesus Aguirre. We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.

From its inception through mid 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries. In addition to its one subsidiary, Capital Cable & Wire, Inc., the company had aggressively sought acquisitions to further increase its sales in this industry. The Company had not, however, been successful in closing any acquisitions. As such, management, together with the company's board of directors, decided to forgo all such acquisition activities and has corporately decided to shift its core business focus. The Company will no longer be principally engaged in the business of manufacturing copper and fiber optic cables. Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company's interests in the custom cable industry.

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

The rate of decline in VC investing is slowing dramatically, pointing toward a leveling of overall investing activity. In fact, all measures of early stage investing increased in the second quarter of 2003. This was the first significant increase since the fourth quarter of 1999. The increase in the second quarter of 2003, though slight, is the first up-tick in the post-bubble era that began in 2001. "Is this quarter a harbinger of a dramatic turn around in venture capital investing? It's not likely," commented Mark Heesen, president of the National Venture Capital Association. Further, investments in companies in the early stage of development increased significantly in the prior quarter the first such increase in three years. The time is therefore right for capitalizing on this market up swing.

The VC industry has traditionally been slow to react to market changes. Heesen has gone on to say, "The venture industry invests based on anticipated future market conditions, so before we declare a trend reversal we must first see a sustained opening of the IPO market and consecutive quarterly increases incorporate capital expenditures. That being said, the venture capital industry is actually in a good place right now – not withholding money, but not spending it freely, either. A few more quarters at this pace would be healthy." History has proven that those that position themselves correctly in anticipation of a growth trend make the largest percentage returns during the initial upswing. Lion Capital Holdings has identified the opportunity, positioned itself to take advantage of the market, and is doing so while the competition continues to remain cautiously optimistic.

Our plan of operation for the upcoming 12 months calls for the following:

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $50,645 during the 3 month period ended June 30, 2004 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $2,411,176. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2004, the Company had cash and cash equivalents of $14,296. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2004 and 2005. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 and 6 month periods ended June 30, 2004 were $40,000 and $94,000, respectively, compared to revenues of $27,415 and $54,275 for the same periods ended June 30, 2003.  This increase is due to a general economic improvement during that period.

Gross profit for the 3 and 6 month periods ended June 30, 2004 were $40,000 and $94,000 or 100% and 100% of sales, respectively.  The corresponding periods for 2003 were $16,432 and $39,862 or 59.9% and 73.4% of sales, respectively. The increase in gross profit is attributable to the fact that under the new business structure of the company, there is no cost of goods sold.

General and administrative costs for the 3 and 6 month periods ended June 30, 2004 were $93,095 and $318,988, respectively, compared to $98,137 and $184,609 for the same periods ended June 30, 2003. The decrease as a percentage of sales is due to the company cutting costs.

Interest income for the 3 month period ended June 30, 2004 was $2,450 compared to interest expense of $3,029 for the same period in 2003.   Interest expense for the 6 month period ended June 30, 2004 was $645 compared to interest expense of $8,423 for the same period in 2003.

For the 3 months ended June 30, 2004 the Company had a net loss of $50,645 compared to a loss of $84,734 for the same period in 2003.  For the 6 months ended June 30, 2004, the Company has a loss of $225,633 as compared to a loss of $157,888 for the same period in 2003.  the increase in loss for the 6 month period is due to higher G&A costs in the first 3 months of 2004.

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

(a) Exhibits.

31 & 32        Certification pursuant to 18 U.S.C. § 1350

(b) Reports on Form 8-K.

None.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

LION CAPITAL HOLDINGS, INC.

Date: August 10, 2004	/s/ Tim Page
Tim Page, President and Chief Executive Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         LIONS CAPITAL HOLDINGS, INC.

                        By:  /s/ Timothy T. Page

________________________________

Timothy T. Page

Chairman of the Board

Date:  August 10 , 2004