Form 10QSB
period 2004-09-30
LION CAPITAL HOLDINGS INC
filed 2004-11-23
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT  OF 1934

For the 3 month period ended September 30, 2004

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

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No[]

At  September 30, 2004, a total of  130,010,794 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended September 30, 2004, have been prepared by LCHI, Inc..

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS

Current Assets:

Cash

$     475

-----------

TOTAL ASSETS

  $   475

=======

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable

$ 1,188,416

Accrued expenses

557,808

Due to shareholders

135,226

Notes payable to related parties

3,594

Deferred gain

322,956

Notes Payable

111,437

-----------

Total Current Liabilities

2,319,437

-----------

Commitments and Contingencies

Stockholders Deficit:

Common stock, $.001 par value, 150,000,000 shares

authorized, 130,010,794 shares issued and outstanding

$    130,011

Additional paid in capital

2,057,646

Retained deficit

(4,506,619

)

-----------

Total Stockholders’ Deficit

(2,318,962

)

-----------

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

  $   475

=======

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues, Net	$ -	$ 62,880	$ 94,000	$ 117,155

Cost of Sales	-	11,749	-	26,162

Gross Profit (Loss)	-	51,131	94,000	90,993

Operating Expenses
General & Administrative	88,314	234,630	407,302	419,239
Depreciation & Amortization	-	-	-	4,718

Total Operating Expenses	88,314	234,630	407,302	423,957

Net Operating Income (Loss)	(88,314)	(183,499)	(313,302)	(332,964)

Other Income(Expense)
Interest Expense	-	(6,274)	(645)	(14,697)

Total Other Income(Expense)	-	(6,274)	(645)	(14,697)

Net Income (Loss)	$ (88,314)	$(189,773)	$(313,947)	$ (347,661)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding	94,997,052	62,412,317	74,350,036	57,094,208

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

2004

2003

---------

-----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (313,947)

$ (347,661)

Adjustments to reconcile net loss

      to net cash provided by (used in

      operating activities:

         Stock issued for services

116,385

17,000

         Stock option expense

0

149,996

         Depreciation and amortization

0

4,718

         Imputed interest

2,286

7,858

Changes in:

        Accounts receivable

25,000

2,486

        Note receivable

0

0

        Accounts payable

(67,083)

5,645

        Accrued expenses

40,595

118,958

 ---------

---------

NET CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

(196,764)

(41,000)

Cash Flows from Investing Activities:

       Loans to third parties

5,000

(5,000)

---------

----------

Net Cash Provided (Used) by Investing Activities

5,000

(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from shareholder

  190,000

43,813

       Proceeds from notes payable to related parties

0

0

       Payments on notes payable to related parties

(2,233)

(2,833)

       Proceeds from notes payable

   2,000

5,000

----------

-----------

NET CASH PROVIDED BY (USED IN)

FINANCING ACTIVITIES

     189,767

45,980

----------

-----------

NET CHANGE IN CASH

(1,997)

(20)

CASH BALANCES

   -Beginning of period

2,472

20

-----------

------------

   -End of period

$       475

$       0

  ========

========

NON-CASH DISCLOSURES:

Stock issued to repay advances from

Shareholder

$ 135,000

$ 0

Stock issued for Services

116,385

0

Stock issued to settle note payable to

related parties

35,028

0

Lion Capital Holdings, Inc.
Consolidated Statement of Stockholders' Equity
September 30, 2004
(Unaudited)

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings

Balance, December 31, 2003	63,693,028	$ 63,693	$ 1,835,263	$ (4,192,672)

January 2004 - Stock issued for services at $0.16 per share	667,000	667	107,506	-

August 2004 - Stock issued for notes payable at $.005 per share	7,005,502	7,006	28,022	-

August 2004 - Stock issued for services at $.005 per share	2,100,000	2,100	8,400	-

August 2004 - Stock issued for payable to shareholder at $.002	56,545,264	56,545	78,455	-

Net loss for the nine months ended September 30, 2004	-	-	-	(313,947)

Balance, September 30, 2004	130,010,794	$ 130,011	$ 2,057,646	$ (4,506,619)

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

In the nine months ended September 30, 2004, there were no options issued.  Options were accounted for under the intrinsic value method, therefore there was no compensation expense recorded.  See pro forma results below.

The following table illustrates the effect on net loss and net loss per share if LCHI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     Nine Months Ended September 30,

2004

2003

Net loss as reported

$ (225,633

)

$

(157,888

)

Less: stock based compensation

determined under fair value based method

(

31,249

)

Pro forma net loss

$ (225,633

)

$ (189,137

)

Basic and diluted net loss

per common share:

As reported

$

(

0.00

)

$

(

0.01

)

Pro forma

(

0.00

)

(

0.01

)

NOTE 2 – Common Stock

The Company issued  common stock in the 3 months ended September 30, 2004. See Statement of Shareholders’ Equity above.

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2004. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

Lion Capital is now seeking, and is in discussions with, a reverse merger candidate based in mainland China. Although Lion Capital has signed a share exchange agreement with Sun Motor, there is no certainty that the transaction will be completed. The management of Lion Capital and their legal council are currently performing their due diligence on Sun Motor and until the management and Board of Directors of Lion capital are completely satisfied that the agreement is in the best interests of the shareholders of Lion Capital, the transaction will not be approved by Lion Capital.

Description of the Business of Sun Motor

Founded in 1990, Sun Motor is now  recognized as a leader in the production of AC and DC micro motors for the application of the toy industry, the automotive industry and the household consumer industry. Their products are sold either under the trade name "Sun Motor" or to the Original Equipment Manufacturers. Unaudited  revenues for the year ended March 31, 2004 are expected to exceed $39 million , with a net profit in excess of $1 million. The company is currently completing its audited financials for the year-ended 2003 and 2004, march 31,The company has 5 manufacturing facilities in mainland China, employing over 4000 people. Total space under manucturing is over 350,000 square feet. The company currently sells to clients located worldwide and include the United States, China and Europe. No one client represents over 10% of the company’s gross annual sales..

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $88,314 during the 3 month period ended September 30, 2004 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $2,318,962. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2004, the Company had cash and cash equivalents of $475. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2004 and 2005. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 and 9 month periods ended September 30, 2004 were $0 and $94,000, respectively, compared to revenues of $62,880 and $117,155 for the same periods ended September 30, 2003.  This decrease is due to the cessation of the companys core business.

Gross profit for the 3 and 9 month periods ended September 30, 2004 were $0 and $94,000. The corresponding periods for 2003 were $51,131 and $90,993, respectively.

General and administrative costs for the 3 and 9 month periods ended September 30, 2004 were $88,314 and $407,302, respectively, compared to $234,630 and $419,239 for the same periods ended September 30, 2003. The decrease is due to the company cutting its overhead costs.

Interest expense for the 3 month period ended September 30, 2004 was $0 compared to interest expense of $6,274 for the same period in 2003.   Interest expense for the 9 month period ended September 30, 2004 was $645 compared to interest expense of $14,697 for the same period in 2003.

For the 3 months ended September 30, 2004 the Company had a net loss of $88,314 compared to a loss of $189,773 for the same period in 2003.  For the 9 months ended September 30, 2004, the Company has a loss of $313,947 as compared to a loss of $347,661 for the same period in 2003.  The decrease in loss for the 3 and 9 month periods is due to lower G&A costs during 2004.

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

LION CAPITAL HOLDINGS, INC.

Date: November 18, 2004	/s/ Tim Page
Tim Page, President and Chief Executive Officer