Form 10KSB
period 2004-12-31
LION CAPITAL HOLDINGS INC
filed 2005-05-06
CIK 1109219

SECURITIES EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-KSB

                         Annual Report Pursuant to
                    the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2004

                     Commission file number: 000-26235

                        LION CAPITAL HOLDINGS, INC.
                       (Formally, Telecomm.com,,Inc)
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

                        Title of each class: Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year was $94,000

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31st, 2004: $372,470(approximately)

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2004: 136,010,794

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

A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,600,000 shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 of the 13,600,000 shares to date, leaving a balance due of 9,800,000 shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,6 00,000 shares and has retained legal counsel to begin legal proceedings to recover the 9,600,000 shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. However, counsel has agreed to assist in efforts to contact Mr. Aguirre ! in order to resolve this issue by the end of 2004. If these efforts are unsuccessful, LCHI will instruct counsel to seek a court order canceling these shares during the 2005 fiscal year.

We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.

LCHI has received a going concern opinion from its auditors for the years ended 2004 and 2003, meaning substantial doubt has been raised in our auditors' eyes about LCHI's ability to continue as a going concern. LCHI has incurred losses for the years ended December 31, 2004 and 2003 totaling $356,196 and $616,160 respectively, and at December 31, 2004 had a capital deficit of $1,670,001. Net Revenues in 2004 were $94,000 compared to $175,615 in 2003. LCHI will require additional working capital if it is to remain in business. At the present time, LCHI has no business and nor does it generate any income.

The Company Business

From its inception through mid 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries. In addition to its one subsidiary, Capital Cable & Wire, Inc., the company had aggressively sought acquisitions to further increase its sales in this industry. The Company had not, however, been successful in closing any acquisitions. As such, management, together with the company's board of directors, decided to forgo all such acquisition activities and had corporately decided to shift its core business focus. The Company is no longer engaged in the business of manufacturing copper and fiber optic cables. Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company's interests in the custom cable industry.

In mid-2003 Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held. On October 31, 2004 the Company discontinued its operations in both cable assembly and assisting small private companies in becoming publicly held.

On December 13, 2004 date, Lion Capital Holdings, Inc., a Delaware corporation ("Lion Capital"), and Ever Top Financial Corporation and SAOF No. 3 Limited, the owners of 100% of the issued and outstanding ordinary shares of the capital stock of Bestip Development International Ltd. ("Bestip"), a privately held British Virgin Islands company, entered into the Agreement and Plan of Reorganization / or the Share Exchange Agreement (the "Agreement").

Prior to the acquisition, Lion Capital was required to spin off its assets and liabilities which is to be accomplished by means of a pro rata share dividend of the investment Lions Capital held in Cable Capital & Wire, Inc
to shareholders of record on December 10, 2004.   As of the audit report
date, the spin off has not occurred.

In addition Lion Capital Holdings, Inc. plans to effect a 28.3356 to 1 reverse split of our common stock, of which we currently have 136,010,794 shares issued and outstanding, resulting in 4,800,000 shares issued and outstanding.

Pursuant to the Agreement, 100% of the 70,400,000 ordinary shares issued and outstanding of the Bestip will be exchanged with Lion Capital for post split shares of the common stock of Lion Capital.

After the acquisition is concluded, Lion Capital will change its corporate name to "Sun Motor International, Inc."

Marketing and Advertising.

LCHI does no marketing and it's clients are derived by word of mouth.


Name Change

The Company, on July 16, 2003 filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware, changing its name from Telecomm.com, Inc to Lion Capital Holdings, Inc. This change was initiated by Management in order to better describe the Company's new business model

Forward Split of Common Stock

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

In May, 2004, the Company issued 7,005,502 common shares in payment of $35,028 of notes with related accrued interest of $7,024. In addition, during 2004, the Company issued 56,545,264 common shares in payment of $286,726 in advances from affiliated shareholders. Advances of $19,000 and $15,741 in accrued interest was forgiven.

In 2004, Lion Capital issued 8,767,000 shares for consulting expenses of
$114,510

Working Capital Needs

The working capital needs of the company consist primarily of operating capital, acquisition capital and marketing capital. These requirements may be met by private placement of stock or loans. Presently, the Company has no definite source or commitment for any additional funds and without an infusion of capital and additional revenues, the substantial doubt surrounding the Company's ability to continue as a going concern will likely remain.


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

Employees

As of December 31 2004, the Company had only one full-time employee, that being our President and CEO Timothy T. Page. The Company's employees are not represented by a labor union or collective bargaining agreement. The Company regards its employee relations as excellent.

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

A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,600,000 shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 of the 13,600,000 shares to date, leaving a balance due of 9,800,000 shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,600,000 shares and has retained legal counsel to begin legal proceedings to recover the 9,600,000 shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.
From its inception through mid 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries. In addition to its one subsidiary, Capital Cable & Wire, Inc., the company had aggressively sought acquisitions to further increase its sales in this industry. The Company had not, however, been successful in closing any acquisitions. As such, management, together with the company's board of directors, decided to forgo all such acquisition activities and has corporately decided to shift its core business focus. The Company will no longer be principally engaged in the business of manufacturing copper and fiber optic cables. Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company's interests in the custom cable industry.

In mid-2003 Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held. On October 31, 2004 the Company discontinued its operations in both cable assembly and assisting small private companies in becoming publicly held.

On December 13, 2004 date, Lion Capital Holdings, Inc., a Delaware corporation ("Lion Capital"), and Ever Top Financial Corporation and SAOF No. 3 Limited, the owners of 100% of the issued and outstanding ordinary shares of the capital stock of Bestip Development International Ltd. ("Bestip"), a privately held British Virgin Islands company, entered into the Agreement and Plan of Reorganization / or the Share Exchange Agreement (the "Agreement").

Prior to the acquisition, Lion Capital was required to spin off its assets and liabilities which is to be accomplished by means of a pro rata share dividend of the investment Lions Capital held in Cable Capital & Wire, Inc
to shareholders of record on December 10, 2004.   As of the audit report
date, the spin off has not occurred.

In addition Lion Capital Holdings, Inc. plans to effect a 28.3356 to 1 reverse split of our common stock, of which we currently have 136,010,794 shares issued and outstanding, resulting in 4,800,000 shares issued and outstanding.

Pursuant to the Agreement, 100% of the 70,400,000 ordinary shares issued and outstanding of the Bestip will be exchanged with Lion Capital for post split shares of the common stock of Lion Capital.

After the acquisition is concluded, Lion Capital will change its corporate name to "Sun Motor International, Inc."

The Company was approved for trading by NASD in April, 2003 for the Over the Counter Bulletin Board (OTCBB).

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal office is located at 6836 Bee Cave Road, Suite 242, Austin, Texas, 78746. The Company leases the office space on a month-to-month basis with a rent of approximately $170 per month.. The Company does not own any real estate at this time nor does it have any real estate mortgages or investments in real estate of any kind.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Nasdaq approved the Company for trading of Lion Capital Holdings common stock in April 2003 for the Over the Counter Bulletin Board (OTCBB).

The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:

Fiscal 2004                                                    High          Low
First Quarter (January 1, 2004 through March 31, 2004)       $0.130       $0.020

Second Quarter (April 1, 2004 through June 30, 2004)         $0.090       $0.010

Third Quarter (July 1, 2004 through September 30, 2004)      $0.030       $0.010

Fourth Quarter (October 1, 2004 through December 31, 2004)   $0.040       $0.010


As of December 31, 2004, there were 136,010,794 Common shares outstanding and 150,000,000 authorized.

As of December 31, 2004, there were 82 holders of record of Common Stock. There are no dividends being paid for Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS, AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTER ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAINTY OF PRODUCT AVAILABILITY IN A TIMELY MANNER, (II) PERFORMANCE, (III) THE UNCERTAINTY OF PRODUCT ACCEPTANCE BY THE CUSTOMER, (IV) COMPETITION, (V) THE COMPANY'S AVAILABILITY TO RAISE NECESSARY CAPITAL, (VI) UNKNOWN PARTS AND COMPONENT! AVAILABILITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, (VIII) LITIGATION.

Overview

LCHI's current business is discontinued. As of December 31, 2004 the Company had revenues for the year of $94,000. The Company had a net loss of ($356,196) for the year ended December 31, 2004, compared to a net loss for the previous year of ($616,160).

During 2004 LCHI has had to overcome numerous issues including:

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

In mid-2003 Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held. On October 31, 2004 the Company discontinued its operations in both cable assembly and assisting small private companies in becoming publicly held.

On December 13, 2004 date, Lion Capital Holdings, Inc., a Delaware corporation ("Lion Capital"), and Ever Top Financial Corporation and SAOF No. 3 Limited, the owners of 100% of the issued and outstanding ordinary shares of the capital stock of Bestip Development International Ltd. ("Bestip"), a privately held British Virgin Islands company, entered into the Agreement and Plan of Reorganization / or the Share Exchange Agreement (the "Agreement").

Prior to the acquisition, Lion Capital was required to spin off its assets and liabilities which is to be accomplished by means of a pro rata share dividend of the investment Lions Capital held in Cable Capital & Wire, Inc
to shareholders of record on December 10, 2004.   As of the audit report
date, the spin off has not occurred.

In addition Lion Capital Holdings, Inc. plans to effect a 28.3356 to 1 reverse split of our common stock, of which we currently have 136,010,794 shares issued and outstanding, resulting in 4,800,000 shares issued and outstanding.

Pursuant to the Agreement, 100% of the 70,400,000 ordinary shares issued and outstanding of the Bestip will be exchanged with Lion Capital for post split shares of the common stock of Lion Capital.

After the acquisition is concluded, Lion Capital will change its corporate name to "Sun Motor International, Inc."

Result of Operations

Revenues for the year ended December 31, 2004 were $94,000, a decrease of approximately 53% over revenues of $175,615 for the year ended December 31, 2003. This decrease is due primarily to the change and discontinuance of business during 2004.

Gross Profit for the year ended December 31, 2004 was $94,000. For the corresponding period in 2003, LCHI earned a gross profit of $147,434. The decrease in gross profit is due primarily to the drop in gross revenues during the year.

General and administrative costs were $429,215 for the year ended December 31, 2004 as compared to $754,212 for the same period in 2003. The company experienced a decrease due to a reduction of overhead and the discontinuance of business.

Interest expense for the year ended December 31, 2004 was $20,981 up from $4,665 in the same period of 2003. This increase was due to increased loans to shareholders. All imputed and accrued interest was written off at the end of 2004. At the end of 2004, we had no bank borrowings with any financial institutions.

Net loss for the year ended December 31, 2004 was $356,196, compared to a loss of $616,160 for the same period in 2003. This decreased loss is primarily attributable to the company's continuing efforts to reduce overhead.

Liquidity and Capital Resources

As of December 31, 2004 we had cash and cash equivalents of $247 as compared to $2,472 for 2003. We will require additional funding during the next 12 months to finance the growth of our current operations. We are actively pursuing increases to cash flows and additional sources of financing and believe that such increases and additional financing will generate sufficient cash flow to fund our operations through 2005. However we cannot make any assurances that such matters will be successfully consummated.

Management believes that LCHI will require additional funding of at least $250,000 to satisfy its cash requirements over the next 12 months. Management hopes to raise these additional funds from private placements and additional shareholder loans. These additional funds assume that costs remain at the present level.

We are currently generating no sources of income and all our operations are discontinued.

We have no material commitments for capital expenditures at this time.

There are no significant elements of income or loss that arose from LCHI's discontinued operations.

We have no seasonal aspects that could cause an effect on our financial condition.

As of December 31, 2004, the Company owed no salaries to officers. All accrued salaries from previous years were forgiven and written off. In addition, the Company has received advances from various shareholders which have either been forgiven and written off or converted in common stock of the Company.

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

During 2004 and 2003, LCHI incurred losses totaling $356,196 and $616,160, respectively, and at December 31, 2004 had a working capital deficit of $1,670,001. Because of these recurring losses, LCHI will require additional working capital to develop and/or renew its business operations.

LCHI intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that LCHI will be able to either, (1) renew its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through a private placement, public offerings and/or bank financing necessary to support LCHI's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, LCHI will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to LCHI.

These conditions raise substantial doubt about LCHI's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should LCHI be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS








                        LION CAPITAL HOLDINGS, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2004

                        LION CAPITAL HOLDINGS, INC.

                                  CONTENTS

                                                                       PAGE

     Report of Independent Registered Public Accounting Firm            1

     Consolidated Balance Sheet, December 31, 2004                      3

     Consolidated Statements of Operations, for the years
     ended December 31, 2004 and 2003                                   4

     Consolidated Statement of Stockholders' Equity, for the years
     ended December 31, 2004 and 2003                                   5

     Consolidated Statements of Cash Flows, for the years
     ended December 31, 2004 and 2003                                   6

     Notes to Consolidated Financial Statements                    7 - 13









/Letterhead/




             REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Stockholders and Directors of
Lion Capital Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Lion Capital Holdings, Inc. (a Delaware Corporation) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lion Capital Holdings, Inc. at December 31, 2004, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Lion Capital Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Lion Capital Holdings, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson, LLC


Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 23, 2005


                                    F-1


/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors of
  Lion Capital Holdings, Inc.
  Austin, Texas

We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 for Lion Capital Holdings, Inc. These financial statements are the responsibility of Lion Capital's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lion Capital Holdings, Inc. for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Lion Capital Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Lion Capital Holdings, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas


March 31, 2004

                                    F-2

                        LION CAPITAL HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET
                             December 31, 2004

                                   ASSETS


CURRENT ASSETS:

     Cash                                                    $        247
                                                             ------------
     Total Assets                                            $        247
                                                             ============

CURRENT LIABILITIES:

     Accounts Payable                                        $          -
     Net Liabilities of Discontinued Operations                 1,670,248
                                                             ------------

     Total Current Liabilities                                  1,670,248
                                                             ------------

STOCKHOLDERS' EQUITY:

     Common Stock, $.001 Par Value, 150,000,000 Shares
     Authorized, 136,010,794 Shares Issued and Outstanding        136,011
     Additional Paid-In-Capital                                 2,742,856
     Accumulated Deficit                                      (4,548,868)
                                                             ------------
     Total Stockholders' Equity                               (1,670,001)
                                                             ------------
     Total Liabilities & Stockholders' Equity                $        247
                                                             ============







 The accompanying notes are an integral part of these financial statements.
                                    F-3




                        LION CAPITAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended December 31, 2004 and 2003

                                                    2004          2003
                                                ------------  ------------
Net Revenues                                    $          -  $          -

Cost of goods sold                                         -             -
                                                ------------  ------------
Gross profit                                               -             -

Operating Expenses:

  General and administrative                               -             -
                                                ------------  ------------

    Total operating expense                                -             -
                                                ------------  ------------

Loss from Operations before Income Taxes
  and Discontinued Operations                              -             -

  Current Tax Expense                                      -             -
  Deferred Tax Expense                                     -             -
                                                ------------  ------------
Gain (Loss) from Operations before
Discontinued Operations                                    -             -
                                                ------------  ------------

Discontinued Operations:

  Gain (Loss) from Discontinued Operations
   Net of $0 in Income Taxes                       (356,196)     (616,160)

  Gain (Loss) on Disposal of Discontinued
   Operations Net of $0 in Income Taxes                    -             -
                                                ------------  ------------
  Gain (Loss) from Discontinued Operations         (356,196)     (616,160)
                                                ------------  ------------

    Net Loss                                    $  (356,196)  $  (616,160)
                                                ============  ============

Basic and Diluted Loss Per Common Share         $      (.00)  $      (.01)
                                                ============  ============

Weighted average common shares outstanding        93,518,273    57,760,945
                                                ============  ============


 The accompanying notes are an integral part of these financial statements.
                                    F-4

                        LION CAPITAL HOLDINGS, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
                   Years Ended December 31, 2004 and 2003

                                   Common Stock
                             -----------------------    Paid In    Accumulated
                               Shares       Amount      Capital       Deficit
                             -----------  ----------- -----------  ------------
Balance, December 31, 2002    23,816,000   $   23,816  $1,130,526  $(3,576,512)

Shares Issued for Debt        35,962,984       35,963     323,667             -

Shares Issued for Services     3,914,044        3,914     219,139             -

Shares Issued for
Subscription Receivable       10,000,000       10,000      90,000             -

Shares Cancelled            (10,000,000)     (10,000)    (90,000)             -

Imputed Interest                       -            -      11,935             -

Option Expense                         -            -     149,996             -

Net Loss                               -            -           -     (616,160)
                             -----------  ----------- -----------  ------------
Balance, December 31, 2003    63,693,028       63,693   1,835,263    (4,192,672)

Shares Issued in Payment of
$35,028 in Notes Payable and
Related Accrued Interest of
$7,024 at $0.005 Per Share     7,005,502        7,006      35,046             -

Shares Issued for Services at
$0.005 to $0.07 Per Share      8,767,000        8,767     105,743             -

Shares Issued in Payment of
$282,726 Payable to
Shareholder, at $0.005 Per
Share                         56,545,264       56,545     226,181             -

Forgiveness of Amounts
Payables to a Shareholder              -            -     526,542             -

Interest Imputed on
Shareholder Payable                    -            -      14,081             -

Net Loss                               -            -           -     (356,196)
                             -----------  ----------- -----------  ------------
Balance, December 31, 2004   136,010,794  $   136,011 $ 2,742,856  $(4,548,868)
                             ===========  =========== ===========  ============







 The accompanying notes are an integral part of these financial statements.
                                    F-5


                        LION CAPITAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 2004 and 2003

                                                            2004          2003
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                              $  (356,196)  $  (616,160)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
    Earnings (Loss) from Continuing Operations                     -             -
    Less: Loss (Gain) from Discontinued Operations           356,196       616,160
                                                        ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                              -      (68,172)
                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  From discontinued operations                                     -       (5,000)
                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Cash Provided by Continuing Operations                       -             -
  Net Cash Provided by (Used) in Discontinued
   Operations                                                (2,225)        75,624
                                                        ------------  ------------
CASH PROVIDED BY FINANCING ACTIVITIES                        (2,225)        75,624
                                                        ------------  ------------
NET CHANGE IN CASH                                           (2,225)         2,452

CASH AT THE BEGINNING OF THE PERIOD                            2,472            20
                                                        ------------  ------------
CASH AT THE END OF THE PERIOD                           $        247  $      2,472
                                                        ============  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                         $         89  $          -
  Income taxes paid                                                -             -

NON-CASH DISCLOSURES:
  Stock issued to reduce advances from shareholders     $    282,726  $    230,350
  Stock issued for accrued expenses                          507,542        95,280
  Stock issued to reduce notes payable to related
   parties                                                    42,052        34,000
  Stock issued for services                                  114,510             -
  Shareholder contribution note payable                       19,000             -
  Imputed interest on shareholder advances                    14,081             -




 The accompanying notes are an integral part of these financial statements.
                                    F-6


                        LION CAPITAL HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION. Lion Capital Holdings, Inc. ("Lion Capital") was incorporated in Delaware in July 1999. Prior to 2001 Lion Capital was engaged in the design and integration of systems for data and Lion Capital in Mexico for customers throughout the United States and Mexico. Lion Capital was also engaged in (a) the business of manufacturing copper and fiber optic specialty custom cabling in Mexico for distribution in the United States and Mexico, and (b) as a U.S. cable assembly house.
In September 2001, Lion Capital abandoned its ownership of this Mexican subsidiary and in 2002 began winding down its other operation as a cable assembly house. In mid-2003, Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held. On October 31, 2004, the Company discontinued its operations in both cable assembly house and assisting small private companies in becoming publicly held.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the accounts of Lion Capital as of December 31, 2004 and the operations of Lion Capital for the year ended December 31, 2004 and its wholly-owned subsidiary Cable Capital & Wire, Inc. (d.b.a Austin Cable & Wire), ("Austin Cable") a Texas Corporation for the period beginning January 1, 2004 through December 10, 2004, and the operations of Lion Capital and Austin Cable for the year ended December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

REVENUE RECOGNITION. Lion Capital recognized revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. Lion Capital provided for the estimated cost of product warranties upon shipment. Shipping and handling costs were included in cost of goods sold.

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

                        LION CAPITAL HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                                          2004          2003
                                                      ------------  ------------
  Net Income (Loss)                  As reported      $  (356,196)  $  (616,160)
  Add: Stock-based employee compensation
   expense included in reported net income                       -             -
  Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method                                       -      (56,249)
                                                      ------------  ------------
     Net Income (Loss)               Proforma         $  (356,196)  $  (672,409)
                                                      ============  ============
  Basic earnings (loss) per share    As reported      $        .00  $      (.01)
                                     Proforma         $        .00  $      (.01)
  Diluted earnings (loss) per share  As reported      $        .00  $      (.01)
                                     Proforma         $        .00  $      (.01)


The weighted average fair value of the stock options granted during 2004 and 2003 was $.00 and $.02, respectively. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

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

                        LION CAPITAL HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. Lion Capital does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Lion Capital's results of operations, financial position or cash flow.

NOTE 2   GOING CONCERN

During 2004 and 2003, Lion Capital incurred losses totaling $356,196 and $616,160, respectively, and at December 31, 2004 had a working capital deficit of $1,670,248. Because of these recurring losses, Lion Capital will require additional working capital to develop and/or renew its business operations. These conditions raise substantial doubt about Lion Capital's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Lion Capital be unable to continue as a going concern.

NOTE 3   DEFERRED GAIN

In September 2001, Lion Capital effectively abandoned its ownership of TIC and deferred a gain of $322,956. When Lion Capital shares are received for the TIC shares, the gain will be recognized. TIC is engaged in the design and integration of systems for data and Lion Capital communications in Mexico for customers throughout the United States and Mexico. Lion Capital originally acquired TIC in November 1999 and issued 200,000 shares of common stock for 99.99% of the stock of TIC plus a note receivable of $70,500. The note receivable was non-interest bearing and did not specify a due date. Lion Capital is in the process of canceling the shares. The note receivable was fully impaired in 2001. The deferred gain has been included in the net current liabilities from discontinued operations. See note 7.

NOTE 4   NOTES PAYABLE

At December 31, 2003, the Company had notes payable totaling $109,437 due to various third parties. The notes payable bear interest at 6% and were due on August 1, 2004. These notes are unsecured and were included in the net current liabilities from discontinued operations. See note 7.

NOTE 5   NOTES PAYABLE   RELATED PARTIES

At December 31, 2003, Lion Capital has notes payable totaling $40,854 due to various shareholders. The notes bore interest at 8% to 14% and are unsecured and were past due. On May 5, 2004, the Company issued 7,005,502 common shares in payment of $35,028 of the notes with related accrued
interest of $7,024.   During 2004, $2,233 of cash was paid on the notes
payable. The remaining balance of $3,593 was included in the net current liabilities from discontinued operations. See note 7.

                        LION CAPITAL HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   DUE TO SHAREHOLDERS

At December 31, 2003, Lion Capital had received advances from various shareholders totaling $80,226. The advances were payable upon demand and interest of 8% is being imputed. During 2004, Lion Capital received additional advances of $221,500. During 2004 and 2003, the Company recorded $14,081 and $11,935 in imputed interest on the advances. The Company issued 56,545,264 common shares in payment of $286,726 with the remaining $19,000 advances and $15,741 in accrued interest forgiven and recorded as contributions to paid-in-capital.

NOTE 7   DISCONTINUED OPERATIONS

On October 31, 2004, the Company discontinued its operations in both the cable assembly operations and assisting small private companies in becoming publicly held.

The following includes the combined net current liabilities for the Company's discontinued operations as of December 31, 2004:

                                     Capital Cable     Lion Capital   Discontinued
                                        Wire, Inc.   Holdings, Inc.     Operations
                                      ------------     ------------   ------------
    Total Assets                      $          -     $          -   $          -
                                      ============     ============   ============
    Liabilities:
     Accounts Payable                 $  1,184,764     $          -   $  1,184,764
     Accrued Expenses                       49,497                -         49,497
     Notes Payable   Related Party           3,594                -          3,594
     Notes Payable                         109,437                -        109,437
     Deferred Gain                               -          322,956        322,956
                                      ------------     ------------   ------------
     Total Current Liabilities        $  1,347,292     $    322,956   $  1,670,248
                                      ============     ============   ============

The losses from discontinued operations include the results of operations from January 1, 2003 through December 31, 2003 and January 1, 2004 through the measurement date of October 31, 2004. The gain (losses) from disposal includes the results of operations from November 1, 2004 through December 31, 2004.

NOTE 8 - STOCKHOLDERS' EQUITY

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

                        LION CAPITAL HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

NOTE 9   INCOME TAXES

Since inception, Lion Capital has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $(2,960,000) at December 31, 2003, and will expire in the years 2020 through 2024.

Deferred income taxes consist of the following at December 31, 2004:

                                                         2004          2003
                                                     ------------  ------------
     Current income tax expense (benefit):
       Federal                                       $          -  $          -
       State                                                    -             -
                                                     ------------  ------------
     Current tax expense                                        -             -
                                                     ------------  ------------
     Deferred tax expense (benefit) arising from:
       Valuation Allowance                           $  1,006,000  $    900,000
     Net operating loss carryforward                  (1,006,000)     (900,000)
                                                     ------------  ------------
     Net deferred tax assets                         $          -  $          -
                                                     ------------  ------------


NOTE 10 - EMPLOYEE STOCK PLANS

In December 1999, Lion Capital adopted its Stock Option Plan ("Plan") for its employees. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant.
Lion Capital has reserved 10,000,000 shares of common stock under the plan. As of December 31, 2004, all of the options have been canceled under the plan.

In December 1999, Lion Capital adopted the Directors' Stock Option Plan ("Directors Plan") for its non-employee directors. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 3,000,000 shares of common stock under the plan. As of December 31, 2004, all of the options have been canceled under the plan.

                        LION CAPITAL HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EMPLOYEE STOCK PLANS (continued)

A summary of Lion Capital's stock option plans for 2004 and 2003 is as follows:

                                       December 31, 2004       December 31, 2003
                                    ----------------------- -----------------------
                                                  Weighted                 Weighted
                                                   Average                  Average
                                                  Exercise                 Exercise
                                        Shares      Price        Shares      Price
                                    ------------ ----------  ------------ ----------
Outstanding at beginning of period:   18,700,000 $     0.05     4,200,000 $     0.19
Granted:                                       -          -    14,500,000       0.01
Exercised:                          (18,700,000) $   (0.05)             -          -
Forfeited:                                     -          -             -          -
Expired:                                       -          -             -          -
                                    ------------ ----------  ------------ ----------
Outstanding at End of Period                   - $     0.00    18,700,000 $     0.05
                                    ------------ ----------  ------------ ----------

NOTE 11   COMMITMENTS AND CONTINGENCIES

An officer provides office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. Rent expense was approximately $18,000 and $24,600 for 2004 and 2003, respectively.

In December 1999, Lion Capital entered into an employment agreement with the Chairman of the Board and Chief Executive Officer. The seven year agreement provided for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a bonus based on gross sales increases. The agreement was cancelled during 2004.

NOTE 12   SUBSEQUENT EVENTS

On December 13, 2004 date, Lion Capital Holdings, Inc., a Delaware corporation ("Lion Capital"), and Ever Top Financial Corporation and SAOF No. 3 Limited, the owners of 100% of the issued and outstanding ordinary shares of the capital stock of Bestip Development International Ltd. ("Bestip"), a privately held British Virgin Islands company, entered into the Agreement and Plan of Reorganization / or the Share Exchange Agreement (the "Agreement"). After the acquisition is completed, the Company will change its name to Sun Motor International, Inc.

Pursuant to the acquisition, the Company is required to spin off its assets and liabilities which is to be accomplished by means of a pro rata share dividend of the investment the Company holds in Cable Capital & Wire, Inc to shareholders of record on December 10, 2004.

In addition, the Company plans to effect a 28.3356 to 1 reverse split of our common stock, of which we currently have 136,010,794 shares issued and outstanding, resulting in 4,800,000 shares issued and outstanding.

                        LION CAPITAL HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   SUBSEQUENT EVENTS (continued)

Pursuant to the Agreement, 100% of the 70,400,000 ordinary shares issued and outstanding of the Bestip will be exchanged with the Company for post split shares of the common stock of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 7, 2004, our Board of Directors voted to change our auditors from Malone & Bailey to Chisholm, Bierwolf & Nilson LLC (CBN).

Malone & Bailey had audited our financials statements for the two fiscal years ended December 31, 2003 and 2002 and its reports for each of the two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between us and Malone & Bailey on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of the change in auditors to CBN. Our board of directors has confirmed that we will continue our engagement with CBN and has approved the change in auditors from Malone & Bailey.

During the two most recent fiscal years ended December 31, 2003 and2002, and through August 7, 2004, we did not consult with Chisholm,Bierwolf & Nilson, LLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm, Bierwolf & Nilson, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

We have requested that Malone & Bailey review the disclosures contained in our Current Report filed with the Commission on May1, 2005 and furnish us with a letter addressed to the Commission stating whether or not Malone & Bailey agreed with the statements made by us therein. We filed Malone & Bailey's letter as an exhibit to our Current Report, filed with the Commission on May 1, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange
Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B. OTHER INFORMATION

None

ITEM 9. DIRERCTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Our directors and executive officers are:


NAME                POSITION                      POSITION HELD SINCE
Timothy T Page      Chairman, CEO & President     2000

Martin Cantu        Director                      2001


Timothy T Page has been self employed for the last 10 years. Since 1998 he has been employed as CEO and President of Lion Capital Holdings, Inc, previously known as Telecomm.com, Inc. While self employed, he formed several companies, one being Capital Cable & Wire, Inc, which was purchased by Telecomm.com, Inc in 1999. Prior to Capital Cable & Wire, Mr. Page formed Austin Cable & Wire, Inc in 1996 and the assets and liabilities were sold to Capital Cable in 1998.


Martin T. Cantu is the President and CEO of Montiview Equity, Inc. Montivew is the owner of Trian, LLC, a national mortgage banker and lender. Mr. Cantu has been involved in the mortgage business since 1986. Mr. Cantu is also a Director of Lion Capital Holdings, Inc. since 2001.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

 Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of two persons who during the year ended December 31, 2004, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

Timothy T Page.   Mr. Page was an officer and director during 2004. Mr.
Page failed to timely file forms 3 and 5 for the year ended December 31, 2004.

Martin Cantu.   Mr. Cantu was a director during 2004. Mr. Cantu failed to
timely file forms 3 and 5 for the year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

There were no salaries paid to any officers during 2004. Mr. Cantu, a director, received a total of 2,100,000 shares of restricted stock on August 18, 2004 for various legal work he performed on behalf of the company.

In December 1999, Lion Capital entered into an employment agreement with the Chairman of the Board and Chief Executive Officer. The seven year agreement provided for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a bonus based on gross sales increases. The agreement was cancelled during 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


In December 1999, Lion Capital adopted its Stock Option Plan ("Plan") for its employees. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant.
Lion Capital has reserved 10,000,000 shares of common stock under the plan. As of December 31, 2004, all of the options have been canceled under the plan.

In December 1999, Lion Capital adopted the Directors' Stock Option Plan ("Directors Plan") for its non-employee directors. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 3,000,000 shares of common stock under the plan. As of December 31, 2004, all of the options have been canceled under the plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-    there was no preferred stock outstanding;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.


COMMON STOCK
BENEFICIALLY             OWNED  (2)
-----------------------  ---------------------------
NAME AND ADDRESS OF
BENEFICIAL OWNER   (1)     NUMBER        PERCENT
-----------------------  ------------  -------------
Timothy T Page (3)        98,763,750    72.61%
Jesus Aguirre              9,600,000     7.06%
Martin Cantu               2,100,000     1.54%
-----------------------  ------------   ------------
All directors and
officers as a group
(two persons)            100,863,750    74.15%
                         ============  =============


(1) Unless otherwise indicated, the address for each of these stockholders is c/o Lion Capital Holdings, Inc., 6836 Bee Caves Rd, Ste 242, Austin, Texas 78746, Telephone # 512.617.6351. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of May 1, 2005, the total number of outstanding shares of the common stock is 136,010,794.

(3) Included in the stock shown above for Mr. Page, there includes 4,283,020 shares owned by his wife. In addition, a total of 5,105,502 is owned by his wife's company.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Lion Capital Holdings, Inc.

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2003, Lion Capital had notes payable totaling $40,854 due to various shareholders. The notes bore interest at 8% to 14% and are unsecured and were past due. On May 5, 2004, the Company issued 7,005,502 common shares in payment of $35,028 of the notes with related accrued
interest of $7,024.   During 2004, $2,233 of cash was paid on the notes
payable. The remaining balance of $3,593 was included in the net current liabilities from discontinued operations.

At December 31, 2003, Lion Capital had received advances from various shareholders totaling $80,226. The advances were payable upon demand and interest of 8% is being imputed. During 2004, Lion Capital received additional advances of $221,500. During 2004 and 2003, the Company recorded $14,081 and $11,935 in imputed interest on the advances. The Company issued 56,545,264 common shares in payment of $286,726 with the remaining $19,000 advances and $15,741 in accrued interest forgiven and recorded as contributions to paid-in-capital.

ITEM 13. EXHIBITS

Exhibit no  Exhibit Description

31.1 Certification of Timothy T Page, Chief Executive Officer and Chairman of the Board of Directors of LION CAPITAL HOLDINGS, INC., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Timothy T Page, Chief Executive Officer and Chairman of the Board of Directors of LION CAPITAL HOLDINGS, INC., as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees paid to Malone & Bailey, our previous auditors, for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $17,380.

The aggregate fees paid to Malone & Bailey for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $11,930.

There were no fees paid to Chisholm, Bierwolf & Nilson, LLC during 2004.

AUDIT-RELATED FEES

The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.

The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for assurance and related services, that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $0.

ALL OTHER FEES

There were no other fees paid to Chisholm, Bierwolf & Nilson, LLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Lion Capital Holdings, Inc.


Date: May 1, 2005             By /s/ Timothy T Page
                              --------------------------------------
                              Timothy T Page,
                              Chief Executive Officer and
                              Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                Date
---------                -----                                ----

/s/ Timothy T Page       Chief Executive Officer              May 1, 2005
----------------------   and Chairman of the Board
Timothy T Page           of Directors