Form 10QSB
period 2005-03-31
LION CAPITAL HOLDINGS INC
filed 2005-06-22
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES  EXCHANGE ACT  OF 1934

                 For the 3 month period ended march31, 2005

                      Commission file number 000-26235

                        LION CAPITAL HOLDINGS, INC.
               ---------------------------------------------
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

Yes[X]  No[]

At March 31, 2005, a total of 136,010,794 shares of registrant's Common Stock were outstanding.




                             TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . 3

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . 3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 8

Item 3.   Disclosure Controls and Procedures . . . . . . . . . . . . .10

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .10

Item 6.   Exhibits, Lists, and Reports on Form 8-K . . . . . . . . . .10

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . .11



























                                     2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended March 31, 2005, have been prepared by LCHI, Inc..








                        LION CAPITAL HOLDINGS, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2005
                                (Unaudited)


















                        LION CAPITAL HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2005

                                   ASSETS

                                                           March 31,  December 31,
                                                             2005         2004
                                                         ------------ ------------
                                                          (Unaudited)
CURRENT ASSETS
  Cash                                                   $     27,037 $        247
                                                         ------------ ------------
     Total Assets                                        $     27,037 $        247
                                                         ============ ============

                     LIABILITIES & STOCKHODLERS' EQUITY

CURRENT LIABILITIES

  Notes Payable   Related Party                          $     33,300 $     -
  Net Liabilities of Discontinued Operations                1,671,948    1,670,248
                                                         ------------ ------------
     Total Current Liabilities                              1,705,248    1,670,248
                                                         ------------ ------------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 Par Value, 150,000 Shares
   Authorized, 136,010,794 Shares Issued and
   Outstanding                                                136,011      136,011
  Additional Paid-In Capital                                2,742,856    2,742,856
  Accumulated Deficit                                     (4,557,078)  (4,548,868)
                                                         ------------ ------------
     Total Stockholders' Equity                           (1,678,211)  (1,670,001)
                                                         ------------ ------------
     Total Liabilities & Stockholders' Equity            $     27,037 $        247
                                                         ============ ============













                        LION CAPITAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2005 and 2004
                                (Unaudited)

                                                        2005         2004
                                                   ------------ ------------
Net Revenues                                       $     -      $     -

Cost of Goods Sold                                       -            -
                                                   ------------ ------------
Gross Profit                                             -            -

Operating Expenses

  General & Administrative                               -            -
                                                   ------------ ------------
     Total Operating Expenses                            -            -

Loss from Operations before Income Taxes
  and Discontinued Operations                            -            -

  Current Tax Expense                                    -            -

  Deferred Tax Expense                                   -            -
                                                   ------------ ------------
Gain (Loss) from Discontinued Operations
  Net of $0 in Income Taxes                              -          (95,940)

Gain (Loss) on Disposal of Discontinued
Operations Net of $0 in Income Taxes                    (8,209)        -
                                                   ------------ ------------
Gain (Loss) from Discontinued Operations                (8,209)     (95,940)
                                                   ------------ ------------
   Net Loss                                        $    (8,209) $   (95,940)
                                                   ============ ============

Basic and Diluted Loss Per Common Share            $      (.00) $      (.00)
                                                   ============ ============
Weighted Average Common Shares Outstanding          136,010,794   63,879,329
                                                   ============ ============










                        LION CAPITAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2005 and 2004
                                (Unaudited)

                                                         2005         2004
                                                     ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                           $    (8,209)  $   (95,400)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
    Earnings (Loss) from Continuing Operations             -            -
    Less: Loss (Gain) from Discontinued Operations          8,209       95,400
                                                     ------------ ------------
NET CASH USED IN OPERATING ACTIVITIES                      -             -

CASH FLOWS FROM INVESTING ACTIVITIES                       -             -

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash from Shareholder                                    33,300       10,000
                                                     ------------ ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  33,300       10,000
                                                     ------------ ------------

Net Cash Provided by Continuing Operations                 -             -

Net Cash Provided (Used) in Discontinuing Operations      (6,510)      (8,988)
                                                     ------------ ------------
NET CHANGE IN CASH                                         26,790        1,012

CASH AT THE BEGINNING OF PERIOD                               247        2,472
                                                     ------------ ------------
CASH AT END OF PERIOD                                $     27,037 $      3,484
                                                     ============ ============

SUPPLEMENTAL DISCLOSURES
  Interest Paid                                      $         89 $     -
  Income Taxed Paid                                        -            -

NON CASH DISCLOSURES
  Stock Issued for Services                          $     -      $     31,500






                        LION CAPITAL HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2005
                                (UNAUDITED)


GENERAL

Lion Capital Holdings, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ACQUISITION OF BESTIP DEVELOPMENT INTERNATIONAL, LTD. (BESTIP)

On December 13, 2004, the Company and Ever Top Financial Corp. and SAOF No. 3 Ltd., the owners of 100% of the issued and outstanding shares of common stock of Bestip entered into an Agreement and Plan of Reorganization. During 2005, the Agreement was canceled.
















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

OVERVIEW AND PLAN OF OPERATION

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

From its inception through mid 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries. In addition to its one subsidiary, Capital Cable & Wire, Inc., the company had aggressively sought acquisitions to further increase its sales in this industry. The Company had not, however, been successful in closing any acquisitions. As such, management, together with the company's board of directors, decided to forgo all such acquisition activities and has corporately decided to shift its core business focus. The Company will no longer be principally engaged in the business of manufacturing copper and fiber optic cables. Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company's interests in the custom cable industry.
Lion Capital is now seeking a reverse merger candidate.

Lion Capital was in discussions with Sun Motor, a reverse merger candidate, based in China, but the discussions broke down due to certain frivolous legal actions brought against Lion Capital by Elaine Selan vs Andrew Stack et al. As of this filing, the trial judge has entered an order dismissing with prejudice the claims of the plaintiff, Elaine Selan, but the litigation continues as to Lion Capital's counterclaim and an attempt by a third party, SIAD, US, Inc to intervene. Lion Capital filed a form 8-K/A dated May 19, 2005 to this effect. Although the transaction with Sun Motor has collapsed, Lion Capital continues to seek prospective merger candidates, but, at the time of this report, has been unsuccessful in finding a suitable candidate.

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $8,209 during the 3 month period ended March 31, 2005 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,678,211. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2005, the Company had cash and cash equivalents of $27,037. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2005 and 2006. However we cannot make any assurances that such financing will be secured.


RESULTS OF OPERATIONS

Revenues for the 3 month period ended March 31, 2005 was $0, compared to revenues of $0 for the same period ended March 31, 2004.
Gross profit for the 3 month period ended March 31, 2005 was $0. The corresponding period for 2004 was $0.

General and administrative costs for the 3 month period ended March 31, 2005 was $0 compared to $0 for the same period ended March 31, 2005. Interest expense for the 3 month period ended March 31, 2005 was $89 compared to interest expense of $0 for the same period in 2004.

For the 3 months ended March 31, 2005 the Company had a net loss of $8,209 compared to a loss of $95,940 for the same period in 2004.

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



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1 Certificate of Chief Executive Officer
32.1 Certification pursuant to 18 U.S.C. Section 1350


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



                        LION CAPITAL HOLDINGS, INC.

Date:    June 21, 2005  /s/ Tim Page
                        ------------------------------------------------
                        Tim Page, President and Chief Executive Officer


























