Form 10QSB
period 2005-06-30
LION CAPITAL HOLDINGS INC
filed 2005-08-15
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES  EXCHANGE ACT  OF 1934

               For the Three month period ended June 30, 2005

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

Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

At June 30, 2005, a total of 136,010,794 shares of registrant's Common Stock were outstanding.


                             TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                           3

Item 1.   Financial Statements                                            3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

Item 3.   Disclosure Controls and Procedures                             12

PART II   OTHER INFORMATION                                              12

Item 6.   Exhibits, Lists, and Reports on Form 8-K                       12

Signatures
























Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended June 30, 2005, have been prepared by LCHI, Inc.

                        LION CAPITAL HOLDINGS, INC.
                     CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2005
                                (Unaudited)


                        LION CAPITAL HOLDINGS, INC.
                        Consolidated Balance Sheets

                                   ASSETS
                                                   June 30,    December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                            $    20,644   $       247
 Note receivable - related party                      12,142           -
                                                 ------------  ------------
  Total Current Assets                                32,786           247
                                                 ------------  ------------
  TOTAL ASSETS                                   $    32,786   $       247
                                                 ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

CURRENT LIABILITIES
 Due to shareholders and related companies       $    83,517   $       -
 Net liabilities of discontinued operations        1,677,648     1,670,248
                                                 ------------  ------------
  Total Current Liabilities                        1,761,165     1,670,248

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, 150,000,000 shares authorized
  of $0.001  par value, 136,010,794 and
  136,010,794 shares issued and outstanding,
  respectively                                       136,011       136,011
 Additional paid-in capital                        2,742,856     2,742,856
 Accumulated deficit                              (4,607,246)   (4,548,868)
                                                 ------------  ------------
  Total Stockholders' Equity (Deficit)            (1,728,379)   (1,670,001)
                                                 ------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                              $    32,786   $       247
                                                 ============  ============






 The accompanying notes are an integral part of these financial statements.
                                     4

                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                                        For the                      For the
                                   Three Months Ended            Six Months Ended
                                        June 30,                    June 30,
                                   2005          2004          2005          2004
                               ------------  ------------  ------------  ------------

REVENUES                       $       -     $       -     $       -     $       -
                               ------------  ------------  ------------  ------------
OPERATING EXPENSES
 General and administrative         48,469           -          48,469           -
                               ------------  ------------  ------------  ------------
  Total Operating Expenses          48,469           -          48,469           -
                               ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS               (48,469)          -         (48,469)          -
                               ------------  ------------  ------------  ------------
LOSS FROM DISCONTINUED
OPERATIONS                             -         (50,645)          -        (225,633)
                               ------------  ------------  ------------  ------------
LOSS ON DISPOSAL OF
DISCONTINUED OPERATIONS             (1,700)          -          (9,909)          -
                               ------------  ------------  ------------  ------------
NET LOSS                       $   (50,169)  $   (50,645)  $   (58,378)  $  (225,633)
                               ============  ============  ============  ============

BASIC LOSS PER SHARE           $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                               ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     136,010,794    64,360,028   136,010,794    64,360,028
                               ============  ============  ============  ============






 The accompanying notes are an integral part of these financial statements.
                                     5


                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                  For the Six Months Ended
                                                          June 30,
                                                     2005          2004
                                                 ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $   (58,378)  $  (225,633)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
  Earnings (loss) from continuing operations             -             -
  Less: loss from discontinued operations              9,909       225,633
                                                 ------------  ------------
  Net Cash Used by Operating Activities              (48,469)          -
                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                    -             -
                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from shareholder and related companies      83,517       124,500
 Advances to related party                           (12,142)          -
                                                 ------------  ------------
  Net Cash Provided by Financing Activities           71,375       124,500
                                                 ------------  ------------

Net Cash Used by Continuing Operations                  (809)          -

Net Cash Used by Discontinuing Operations             (1,700)     (112,676)
                                                 ------------  ------------
NET INCREASE IN CASH                                  20,397        11,824

CASH AT BEGINNING OF PERIOD                              247         2,472
                                                 ------------  ------------
CASH AT END OF PERIOD                            $    20,644   $    14,296
                                                 ============  ============

SUPPLEMENTAL DISCLOSURES
 Interest paid                                   $        89   $       -
 Taxes paid                                      $       -     $       -

NON CASH DISCLOSURES
 Stock issued for services                       $       -     $   105,886











 The accompanying notes are an integral part of these financial statements.
                                     6

                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                    June 30, 2005 and December 31, 2004


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -  LOSS PER SHARE

     Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2005 and 2004:

                                                          For the
                                                     Three Months Ended
                                                         June 30,
                                                     2005          2004
                                                 ------------  ------------
     Net (loss) available to
      common shareholders                        $   (50,169)  $   (50,645)
                                                 ============  ============
     Weighted average shares                     136,010,794    64,360,028
                                                 ============  ============
     Basic loss per share (based
      on weighted average
      shares)                                    $     (0.00)  $     (0.00)
                                                 ============  ============
                                                          For the
                                                      Six Months Ended
                                                          June 30,
                                                     2005          2004
                                                 ------------  ------------
     Net (loss) available to
      common shareholders                        $   (58,378)  $  (225,633)
                                                 ============  ============
     Weighted average shares                      136,010,794    64,360,028
                                                 ============  ============
     Basic loss per share (based
      on weighted average
      shares)                                    $     (0.00)  $     (0.00)
                                                 ============  ============

                                     7

                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                    June 30, 2005 and December 31, 2004

NOTE 3 -  GOING CONCERN

     As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $58,378 during the six month period ended June 30, 2005 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,728,379. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2005, the Company had cash and cash equivalents of $20,644. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2005 and 2006. However management cannot make any assurances that such financing will be secured.

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2005. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997 as a Texas corporation.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $50,169 during the 3 month period ended June 30, 2005 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,728,379. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2005, the Company had cash and cash equivalents of $20,644. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2005 and 2006. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 month period ended June 30, 2005 was $0, compared to revenues of $0 for the same period ended June 30, 2004.

Gross profit for the 3 month period ended June 30, 2005 was $0. The corresponding period for 2004 was $0.

General and administrative costs for the 3 month period ended June 30, 2005 was $48,469 compared to $0 for the same period ended June 30, 2004.

Interest expense for the 3 month period ended June 30, 2005 was $0 compared to interest expense of $0 for the same period in 2004.

For the 3 months ended June 30, 2005 the Company had a net loss of $50,169 compared to a loss of $50,645 for the same period in 2004.

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

(a) Exhibits.

31.1 Certification pursuant to 18 U.S.C. Section 1350
31.2

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


                                   LION CAPITAL HOLDINGS, INC.

ate: August 11, 2005               /s/ Tim Page
                                   Tim Page,
                                   President and Chief Executive Officer