Form 10QSB
period 2005-09-30
LION CAPITAL HOLDINGS INC
filed 2005-11-15
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES  EXCHANGE ACT  OF 1934

              For the 3 month period ended September 30, 2005

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

At September 30, 2005, a total of 136,010,794 shares of registrant's Common Stock were outstanding.



                             TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                        3
Item 1.   Financial Statements                                         3
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9
Item 3.   Disclosure Controls and Procedures                          12

PART II   OTHER INFORMATION                                           12
Item 6.   Exhibits, Lists, and Reports on Form 8-K                    12
          Signatures                                                  12


Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended September 30, 2005, have been prepared by LCHI, Inc..














                        LION CAPITAL HOLDINGS, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2005
                                (Unaudited)

                        LION CAPITAL HOLDINGS, INC.
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------
                                                September 30,  December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash                                           $    10,829   $       247
                                                 ------------  ------------
     Total Current Assets                             10,829           247
                                                 ------------  ------------
     TOTAL ASSETS                                $    10,829   $       247
                                                 ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

CURRENT LIABILITIES

  Due to shareholders and related companies      $   124,968   $       -
  Net liabilities of discontinued operations       1,677,648        1,670,248
                                                 ------------  ------------
   Total Current Liabilities                       1,802,616     1,670,248

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 150,000,000 shares authorized
   of $0.001 par value, 136,010,794 and
   136,010,794 shares issued and outstanding,
   respectively                                      136,011       136,011
  Additional paid-in capital                       2,742,856     2,742,856
  Accumulated deficit                             (4,670,654)   (4,548,868)
                                                 ------------  ------------
     Total Stockholders' Equity (Deficit)         (1,791,787)   (1,670,001)
                                                 ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                             $    10,829   $       247
                                                 ============  ============






 The accompanying notes are an integral part of these financial statements.
                                     4

                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                                          For the                    For the
                                   Three Months Ended           Nine Months Ended
                                       September 30,              September 30,
                               --------------------------  --------------------------
                                    2005          2004          2005          2004
                               ------------  ------------  ------------  ------------
REVENUES                       $    40,074   $       -     $    40,074   $       -
                               ------------  ------------  ------------  ------------
OPERATING EXPENSES
 General and administrative        103,482           -         151,951           -
                               ------------  ------------  ------------  ------------
   Total Operating Expenses        103,482           -         151,951           -
                               ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS               (63,408)          -        (111,877)          -
                               ------------  ------------  ------------  ------------
LOSS FROM DISCONTINUED
OPERATIONS                             -         (88,314)          -        (313,947)
                               ------------  ------------  ------------  ------------
LOSS ON DISPOSAL OF
DISCONTINUED OPERATIONS                -             -          (9,909)          -
                               ------------  ------------  ------------  ------------
NET LOSS                       $   (63,408)  $   (88,314)  $  (121,786)  $  (313,947)
                               ============  ============  ============  ============
BASIC LOSS PER SHARE           $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                               ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING      136,010,794    94,997,052   136,010,794    74,350,036
                               ============  ============  ============  ============






 The accompanying notes are an integral part of these financial statements.
                                     5

                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                  For the Nine Months Ended
                                                         September 30,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $  (121,786)  $  (313,947)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Earnings (loss) from continuing operations            -             -
   Less: loss from discontinued operations             9,909       313,947
                                                 ------------  ------------
   Net Cash Used by Operating Activities            (111,877)          -
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                    -             -
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from shareholder and related companies     124,968       190,000
                                                 ------------  ------------
   Net Cash Provided by Financing Activities         124,968       190,000
                                                 ------------  ------------
   Net Cash Used by Continuing Operations               (809)            -

   Net Cash Used by Discontinuing Operations          (1,700)     (191,997)
                                                 ------------  ------------
   NET INCREASE (DECREASE) IN CASH                    10,582        (1,997)

   CASH AT BEGINNING OF PERIOD                           247         2,472
                                                 ------------  ------------
   CASH AT END OF PERIOD                         $    10,829   $       475
                                                 ============  ============
SUPPLEMENTAL DISCLOSURES
 Interest paid                                   $       -     $       -
 Taxes paid                                      $       -     $       -

NON CASH DISCLOSURES
 Stock issued to repay advances from shareholder $       -     $   135,000
 Stock issued for services                       $       -     $   116,385
 Stock issued to settle note payable to related
  parties                                        $       -     $    35,028


 The accompanying notes are an integral part of these financial statements.
                                     6

                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                  September 30, 2005 and December 31, 2004


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -  LOSS PER SHARE

     Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2005 and 2004:


                                                           For the
                                                    Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
     Net (loss) available to
       common shareholders                       $   (63,408)  $   (88,314)
                                                 ============  ============
     Weighted average shares                      136,010,794    94,997,052
                                                 ============  ============
     Basic loss per share (based
      on weighted average shares)                $     (0.00)  $     (0.00)
                                                 ============  ============

                                                          For the
                                                   Three Months Ended
                                                      September 30,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
     Net (loss) available to
      common shareholders                        $  (121,786)  $  (313,947)
                                                 ============  ============
     Weighted average shares                      136,010,794    74,350,036
                                                 ============  ============
     Basic loss per share (based
      on weighted average
      shares)                                    $     (0.00)  $     (0.00)
                                                 ============  ============


                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                  September 30, 2005 and December 31, 2004

NOTE 3 -  GOING CONCERN

     As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $121,786 during the nine month period ended September 30, 2005 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,791,787. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2005, the Company had cash and cash equivalents of $10,829. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2005 and 2006. However management cannot make any assurances that such financing will be secured.

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

OVERVIEW AND PLAN OF OPERATION

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $63,408 on revenues of $40,074 during the 3 month period ended September 30, 2005 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,791,787. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2005, the Company had cash and cash equivalents of $10,829. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2005 and 2006. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 month period ended September 30, 2005 was $40,074, compared to revenues of $0 for the same period ended September 30, 2004. General and administrative costs for the 3 month period ended September 30, 2005 was $103,482 compared to $0 for the same period ended September 30, 2004.

For the 3 months ended September 30, 2005 the Company had a net loss of $63,408 compared to a loss of $88,314 for the same period in 2004.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits.

     31.1      Certification pursuant to Section 302 of the Sarbannes-Oxley
               Act of 2002

     31.2      Certification pursuant to Section 906 of the Sarbannes-Oxley
               Act of 2002

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

                              LION CAPITAL HOLDINGS, INC.

Date: November 4, 2005        /s/ Tim Page
                              --------------------------------------------
                                  Tim Page,
                                  President and Chief Executive Officer