Form 10KSB
period 2005-12-31
LION CAPITAL HOLDINGS INC
filed 2006-04-17
CIK 1109219

SECURITIES EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-KSB

                         Annual Report Pursuant to
                    the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2005

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

            Title of each class: Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year was $220,530

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31st, 2005: $205,032(approximately)

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2005: 148,510,794

Traditional Small Business Disclosure Format: No

---------------------------------------------------------------------------
PART I

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




A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,600,000 shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 of the 13,600,000 shares to date, leaving a balance due of 9,800,000 shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,600,000 shares and has retained legal counsel to begin legal proceedings to recover the 9,600,000 shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. However, counsel had agreed to assist in efforts to contact Mr. Aguirre in order to resolve this issue by the end of 2005. Since these efforts were unsuccessful, LCHI has instructed outside counsel to seek a court order canceling these shares during the 2006 fiscal year.

We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.

LCHI has received a going concern opinion from its auditors for the years ended 2005 and 2004, meaning substantial doubt has been raised in our auditors' eyes about LCHI's ability to continue as a going concern. LCHI has earned a small profit for the year ended December 31, 2005 totaling $140,599, compared to a loss of $356,196 for the year ended December 31, 2004. LCHI had a capital deficit of $1,498,152 for 2005. Net Revenues in 2005 were $220,530 compared to $94,000 in 2004. LCHI will require additional working capital if it is to remain in business.


---------------------------------------------------------------------------

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


In mid-2003 Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held. On October 31, 2004 the Company discontinued its operations in both cable assembly and assisting small private companies in becoming publicly held. At the end of 2004, Lion Capital was in discussions with Sun Motor, a reverse merger candidate, based in China, but the discussions broke down at the beginning of 2005, due to certain frivolous legal actions brought against Lion Capital by Elaine Selan vs Andrew Stack et al. As of this filing, the trial judge has entered an order dismissing with prejudice the claims of the plaintiff, Elaine Selan, but the litigation continues as to Lion Capital's counterclaim and an attempt by a third party, SIAD, US, Inc to intervene. Lion Capital filed a form 8-K/A dated May 19, 2005 to this effect. Although the transaction with Sun Motor has collapsed, Lion Capital continues to seek prospective merger candidates, but, at the time of this report, has been unsuccessful in finding a suitable candidate.

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

EQUITY TRANSACTIONS

In May, 2004, the Company issued 7,005,502 common shares in payment of $35,028 of notes with related accrued interest of $7,024. In addition, during 2004, the Company issued 56,545,264 common shares in payment of $286,726 in advances from affiliated shareholders. Advances of $19,000 and $15,741 in accrued interest were forgiven.


In 2004, Lion Capital issued 8,767,000 shares for consulting expenses of
$114,510

In October of 2005, the Company issued 12,500,000 shares of common stock as repayment for $12,500 advanced by a shareholder.

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

EMPLOYEES

As of December 31 2005, the Company had only one full-time employee, that being our President and CEO Timothy T. Page. The Company's employees are not represented by a labor union or collective bargaining agreement. The Company regards its employee relations as excellent.

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

At the end of 2004, Lion Capital was in discussions with Sun Motor, a reverse merger candidate, based in China, but the discussions broke down at the beginning of 2005, due to certain frivolous legal actions brought against Lion Capital by Elaine Selan vs Andrew Stack et al. As of this filing, the trial judge has entered an order dismissing with prejudice the claims of the plaintiff, Elaine Selan, but the litigation continues as to Lion Capital's counterclaim and an attempt by a third party, SIAD, US, Inc to intervene. Lion Capital filed a form 8-K/A dated May 19, 2005 to this effect. Although the transaction with Sun Motor has collapsed, Lion Capital continues to seek prospective merger candidates, but, at the time of this report, has been unsuccessful in finding a suitable candidate.

The Company was approved for trading by NASD in April, 2003 for the Over the Counter Bulletin Board (OTCBB).

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal office is located at 6836 Bee Cave Road, Suite 242, Austin, Texas, 78746. The Company leases the office space on a month-to-month basis with a rent of approximately $140 per month.. The Company does not own any real estate at this time nor does it have any real estate mortgages or investments in real estate of any kind.

ITEM 3. LEGAL PROCEEDINGS

The Company has not been involved in any bankruptcy or bankruptcy proceeding and does not foresee any legal proceedings that could reasonably be expected to have a material adverse effect on the Company's financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.




                                     7

---------------------------------------------------------------------------

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Nasdaq approved the Company for trading of Lion Capital Holdings common stock in April 2003 for the Over the Counter Bulletin Board (OTCBB).

The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:


Fiscal 2005                                                 High       Low
First Quarter (January 1, 2005 through March 31, 2005)    $0.020    $0.011

Second Quarter (April 1, 2005 through June 30, 2005)      $0.040    $0.011

Third Quarter (July 1, 2005 through September 30, 2005)   $0.015    $0.006

Fourth Quarter (October 1, 2005 through December 31, 2005)$0.010    $0.002

As of December 31, 2005, there were 148,510,794 Common shares outstanding and 150,000,000 authorized.

As of December 31, 2005, there were 82 holders of record of Common Stock. There are no dividends being paid for Common Stock.



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


OVERVIEW

As of December 31, 2005 the Company had revenues for the year of $220,530. The Company had a net profit of $140,599 for the year ended December 31, 2005, compared to a net loss for the previous year of ($356,196).
During 2005 LCHI has had to overcome numerous issues including:

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



In mid-2003 Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held. On October 31, 2004 the Company discontinued its operations in both cable assembly and assisting small private companies in becoming publicly held. At the end of 2004, Lion Capital was in discussions with Sun Motor, a reverse merger candidate, based in China, but the discussions broke down at the beginning of 2005, due to certain frivolous legal actions brought against Lion Capital by Elaine Selan vs Andrew Stack et al. As of this filing, the trial judge has entered an order dismissing with prejudice the claims of the plaintiff, Elaine Selan, but the litigation continues as to Lion Capital's counterclaim and an attempt by a third party, SIAD, US, Inc to intervene. Lion Capital filed a form 8-K/A dated May 19, 2005 to this effect. Although the transaction with Sun Motor has collapsed, Lion Capital continues to seek prospective merger candidates, but, at the time of this report, has been unsuccessful in finding a suitable candidate.

---------------------------------------------------------------------------
RESULT OF OPERATIONS

Revenues for the year ended December 31, 2005 were $220,530, an increase of approximately 234% over revenues of $94,000 for the year ended December 31, 2004. This increase is due to the Company earning larger management fees for the year.

Gross Profit for the year ended December 31, 2005 was $150,508. For the corresponding period in 2004, LCHI earned a gross profit of $94,000. The increase in gross profit is due primarily to the increase in gross revenues during the year.

General and administrative costs were $70,022 for the year ended December 31, 2005 as compared to $429,215 for the same period in 2004. The company experienced a decrease due to a reduction of overhead.

Net profit for the year ended December 31, 2005 was $140,599, compared to a loss of $256,196 for the same period in 2004. This profit is primarily attributable to the company's continuing efforts to reduce overhead and increase revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005 we had cash and cash equivalents of $165,243 as compared to $247 for 2004. We will require additional funding during the next 12 months to finance the growth of our current operations. We are actively pursuing increases to cash flows and additional sources of financing and believe that such increases and additional financing will generate sufficient cash flow to fund our operations through 2006. However we cannot make any assurances that such matters will be successfully consummated.


Management believes that LCHI will require additional funding of at least $250,000 to satisfy its cash requirements over the next 12 months. Management hopes to raise these additional funds from private placements and additional shareholder loans. These additional funds assume that costs remain at the present level.

We are currently generating very little sources of income from management fees.

We have no material commitments for capital expenditures at this time.

We have no seasonal aspects that could cause an effect on our financial condition.

As of December 31, 2005, the Company owed no salaries to officers. All accrued salaries from previous years were forgiven and written off. In addition, the Company has received advances from various shareholders which have either been forgiven and written off or converted in common stock of the Company.

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

ITEM 7. FINANCIAL STATEMENTS






                        LION CAPITAL HOLDINGS, INC.

                     Consolidated Financial Statements

                             December 31, 2005





/Letterhead/



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Lion Capital Holdings, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Lion Capital Holdings, Inc. as of December 31, 2005 and the related consolidated statement of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lion Capital Holdings, Inc. as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained significant losses from operations, has a deficit in working capital and is dependent on financing to continue operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 4, 2006



                        LION CAPITAL HOLDINGS, INC.
                         Consolidated Balance Sheet
                             December 31, 2005


                                   ASSETS
                                  -------

CURRENT ASSETS

  Cash                                                         $   165,243
  Accounts receivable (Note 1)                                      28,000
                                                               ------------
     Total Current Assets                                          193,243
                                                               ------------
     TOTAL ASSETS                                              $   193,243
                                                               ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                             $     1,280
  Due to shareholders and related companies (Note 12)               16,467
  Net liabilities of discontinued operations (Note 7)            1,677,148
                                                               ------------
     Total Current Liabilities                                   1,694,895
                                                               ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 150,000,000 shares authorized of $0.001
   par value, 148,510,794 shares issued and outstanding            148,511
  Additional paid-in capital                                     2,761,606
  Accumulated deficit                                           (4,411,769)
                                                               ------------
     Total Stockholders' Equity (Deficit)                       (1,501,652)
                                                               ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   193,243
                                                               ============









 The accompanying notes are an integral part of these financial statements

                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Operations
                   Years Ended December 31, 2005 and 2004

                                                     2005          2004
                                                 ------------  ------------
REVENUES                                         $   220,530   $     -
                                                 ------------  ------------
OPERATING EXPENSES

  General and administrative                          73,521         -
                                                 ------------  ------------
     Total Operating Expenses                         73,521         -
                                                 ------------  ------------
INCOME FROM OPERATIONS                               147,009         -
                                                 ------------  ------------
LOSS FROM DISCONTINUED OPERATIONS                      -          (356,197)
                                                 ------------  ------------
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS           (9,909)        -
                                                 ------------  ------------
NET INCOME (LOSS)                                $   137,100   $  (356,197)
                                                 ============  ============
BASIC INCOME (LOSS) PER SHARE

  Continuing operations                          $      0.00   $      0.00
  Discontinued operations                              (0.00)        (0.00)
                                                 ------------  ------------
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               136,647,780    93,518,273
                                                 ============  ============







 The accompanying notes are an integral part of these financial statements

                        LION CAPITAL HOLDINGS, INC.
              Consolidated Statements of Stockholders' Deficit
                   Years Ended December 31, 2005 and 2004

                                         Common Stock        Additional
                                  ------------------------     Paid-in    Accumulated
                                      Shares      Amount       Capital      Deficit
                                  ------------ -----------  -----------  ------------
Balance, December 31, 2003         63,693,028  $   63,693   $1,835,263   $(4,192,672)

Shares issued in payment of
 $35,028 in notes payable and
 related accrued interest of
 $7,024 at $0.005 per share         7,005,502       7,006       35,046         -

Shares issued for services at
 $0.005 to $0.07 per share          8,767,000       8,767      105,743         -

Shares issued in payment of
 $282,726 payable to
 shareholder, at $0.005 per
 share                             56,545,264      56,545      226,181         -

Forgiveness of amounts
 payable to a shareholder               -           -          526,542         -

Shareholder payable                     -           -           14,081         -

Net loss                                -           -            -          (356,197)
                                  ------------ -----------  -----------  ------------
Balance, December 31, 2004        136,010,794     136,011    2,742,856    (4,548,869)

Common stock issued to
 shareholder in lieu of debt
 and financing costs at
 $0.0025 per share                 12,500,000      12,500       18,750         -

Net income                              -           -            -          137,100
                                  ------------ -----------  -----------  ------------

Balance, December 31, 2005        148,510,794  $  148,511   $2,761,606   $(4,411,769)
                                  ============ ===========  ===========  ============







 The accompanying notes are an integral part of these financial statements.

                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Cash Flows
                   Years Ended December 31, 2005 and 2004

                                                     2005          2004
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   137,100   $  (356,197)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Common stock issued for financing costs            18,750         -
   Changes in operating assets and liabilities:
     Accounts receivable                             (28,000)        -
     Accounts payable                                  1,280         -
  Earnings (loss) from continued operations            9,490         -
  Less: loss (gain) from discontinued operations       9,909       356,197
                                                 ------------  ------------
     Net Cash Provided by Operating Activities       148,529         -
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES                   -             -
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder and related companies     16,467         -
                                                 ------------  ------------
     Net Cash Provided by Financing Activities        16,467         -
                                                 ------------  ------------
Net Cash Used by Continuing Operations               164,996         -

Net Cash Used by Discontinuing Operations              -            (2,225)
                                                 ------------  ------------
NET INCREASE (DECREASE) IN CASH                      164,996        (2,225)

CASH AT BEGINNING OF PERIOD                              247         2,472
                                                 ------------  ------------
CASH AT END OF PERIOD                            $   165,243   $       247
                                                 ============  ============

SUPPLEMENTAL DISCLOSURES
  Interest paid                                  $        84   $        89
  Taxes paid                                           -             -

NON CASH DISCLOSURES
  Stock issued to reduce advances from
   shareholder                                   $    12,500   $   282,726
  Stock issued for accrued expenses                    -           507,542
  Stock issued to reduce notes payable
   to related parties                                  -            42,052
  Stock issued for services                            -           114,510
  Stock issued for financing costs                    18,750         -
  Shareholder contribution note payable                -            19,000
  Imputed interest on shareholder advances             -            14,081




 The accompanying notes are an integral part of these financial statements

                        LION CAPITAL HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Description of Business
          ----------------------------------------
          Lion Capital Holdings, Inc. ("Lion Capital") was incorporated in Delaware in July 1999. Prior to 2001, Lion Capital was engaged in the design and integration of systems for data and Lion Capital in Mexico for customers throughout the United States and Mexico. Lion Capital was also engaged in (a) the business of manufacturing copper and fiber optic specialty custom cabling in Mexico for distribution in the United States and Mexico, and (b) as a U.S. cable assembly house. In September 2001, Lion Capital abandoned its ownership of this Mexican subsidiary and in 2002 began winding down its other operation as a cable assembly house. In mid-2003, Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held. On October 31, 2004, the Company discontinued its operations in the cable assembly house and is currently focusing on assisting small private companies in becoming publicly held.

          Significant Accounting Policies
          -------------------------------

          A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

          a.   Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

          b.   Principles of Consolidation

          The accompanying financial statements include the accounts of Lion Capital Holdings, Inc. and its wholly-owned subsidiary, Cable Capital & Wire, Inc. (d.b.a. Austin Cable & Wire), ("Austin
          Cable"), a Texas Corporation.   All significant inter-company
          balances and transactions have been eliminated in the consolidation.

c.        Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.        Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.


                        LION CAPITAL HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

e.        Revenue Recognition

          Lion Capital recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

f.        Income Taxes

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

g.        Accounts Receivable

          Accounts receivable are shown net of an allowance for doubtful accounts of $0 at December 31, 2005.

h.        Newly Adopted Pronouncements

          Lion Capital does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Lion Capital's results of operations, financial position or cash flow.


i.        Fair Value of Financial Instruments

          The Company's financial instruments consist of cash, receivables, accounts payable and notes payable. The carrying amounts approximate fair value because of the short-term nature of the items.


NOTE 2 -  GOING CONCERN

          The Company has had limited operations, losses through December 31, 2004, has an accumulated deficit, and is dependent upon additional financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of management to find additional capital funding and increase revenues and reduce costs to sustain its operations.



                        LION CAPITAL HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 3 -  DEFERRED GAIN

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

NOTE 4 -  NOTES PAYABLE

          At December 31, 2005, the Company had notes payable totaling $109,437 due to various third parties. The notes payable bear interest at 6% and were due on August 1, 2004. These notes are unsecured and are included in the net current liabilities from discontinued operations. See note 7.

NOTE 5 -  NOTES PAYABLE - RELATED PARTIES

          At December 31, 2003, Lion Capital has notes payable totaling $40,854 due to various shareholders. The notes bore interest at 8% to 14% and are unsecured and were past due. On May 5, 2004, the Company issued 7,005,502 common shares in payment of $35,028 of the notes with related accrued interest of $7,024. During 2004, $2,233 of cash was paid on the notes payable. The remaining balance of $3,594 was included in the net current liabilities from discontinued operations. See note 7.

NOTE 6 -  DUE TO SHAREHOLDERS

          At December 31, 2003, Lion Capital had received advances from various shareholders totaling $80,226. The advances were payable upon demand and interest of 8% is being imputed. During 2004, Lion Capital received additional advances of $221,500. During 2004 and 2003, the Company recorded $14,081 and $11,935 in imputed interest on the advances. The Company issued 56,545,264 common shares in payment of $282,726 with the remaining $19,000 advances and $15,741 in accrued interest forgiven and recorded as contributions to paid-in-capital.

NOTE 7 -  DISCONTINUED OPERATIONS

          On October 31, 2004, the Company discontinued its operations in the cable assembly operations.

          The following includes the combined net current liabilities for the Company's discontinued operations as of December 31, 2005:




                        LION CAPITAL HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 7 -   DISCONTINUED OPERATIONS (Continued)



                                Capital Cable   Lion Capital   Discontinued
                                  Wire, Inc.  Holdings, Inc.    Operations
                                -------------  -------------  -------------
          Total Assets          $      -       $      -       $      -
                                =============  =============  =============
          Liabilities
            Accounts payable     $ 1,184,764    $     -        $ 1,184,764
            Accrued expenses          56,397          -             56,397
            Notes payable -
             related party             3,594          -              3,594
            Notes payable            109,437          -            109,437
            Deferred gain              -            322,956        322,956
                                -------------  -------------  -------------
          Total Current
          Liabilities           $  1,354,192   $    322,956   $  1,677,148
                                =============  =============  =============

          The losses from discontinued operations include the results of operations from January 1, 2004 through the measurement date of October 31, 2004. The losses from disposal includes the results of operations from January 1, 2005 through December 31, 2005.

NOTE 8 -  STOCKHOLDERS' EQUITY

          In October 2005, Lion Capital issued 12,500,000 shares of common stock as repayment for $12,500 advanced by a shareholder. At the date of the issuance, the value of the 12,500,000 shares was $0.0025 per share, thus the Company recorded an additional financing expense of $18,750 for the year ended December 31, 2005.

NOTE 9 -  INCOME TAXES

          From inception through December 31, 2004, Lion Capital had
          incurred net losses and, therefore, had no tax liability.   The
          net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carryforward is approximately $2,820,000 at December 31, 2005, and will expire in the years 2021 through 2025. Deferred income taxes consist of the following at December 31, 2005:





                        LION CAPITAL HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                         December 31, 2005 and 2004

                                                     2005          2004
                                                 ------------  ------------
  Current income tax expense (benefit)
  Federal                                        $     -       $     -
  State                                                -             -
                                                 ------------  ------------
  Current tax expense                            $     -       $     -
                                                 ------------  ------------
  Deferred tax expense (benefit) arising from:
   Valuation allowance                           $   958,800   $ 1,006,000
  Net operating loss carryforward                   (958,800)   (1,006,000)
                                                 ------------  ------------
  Net deferred tax assets                        $     -       $     -
                                                 ============  ============

NOTE 10 - EMPLOYEE STOCK PLANS

          In December 1999, Lion Capital adopted its Stock Option Plan ("Plan") for its employees. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 10,000,000 shares of common stock under the plan. As of December 31, 2005 and 2004, all of the options have been canceled under the plan.

          In December 1999, Lion Capital adopted the Directors' Stock Option Plan ("Directors Plan") for its non-employee directors. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 3,000,000 shares of common stock under the plan. As of December 31, 2005 and 2004, all of the options have been canceled under the plan.

          A summary of Lion Capital's stock option plans for 2005 and 2004 is as follows:

                                          December 31, 2005       December 31, 2004
                                      ----------------------- -----------------------
                                                    Weighted                 Weighted
                                                     Average                  Average
                                                    Exercise                 Exercise
                                         Shares        Price      Shares        Price
                                      ----------------------- -----------------------
          Outstanding at beginning
           of period                     -      $     -        18,700,000    $  0.05
          Granted:                       -            -           -            -
          Exercised:                     -            -       (18,700,000)     (0.05)
          Forfeited:                     -            -           -            -
          Expired:                       -            -           -            -
                                      ----------------------- -----------------------
          Outstanding at end
            of period                    -      $     -           -         $  -
                                      ======================= =======================



                        LION CAPITAL HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 11 - COMMITMENTS AND CONTINGENCIES

          An officer provides office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. Rent expense was approximately $1,200 and $18,000 for 2005 and 2004, respectively.

NOTE 12 - DUE TO SHAREHOLDERS AND RELATED COMPANIES

          At December 31, 2005, the Company's President and his extended family members had advanced funds to the Company totaling $16,467. The amounts are non-interest bearing, due on demand, and unsecured.


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

We requested that Malone & Bailey review the disclosures contained in our Current Report filed with the Commission on May1, 2005 and have them furnish us with a letter addressed to the Commission stating whether or not Malone & Bailey agreed with the statements made by us therein. We filed Malone & Bailey's letter as an exhibit to our Current Report, filed with the Commission on May 1, 2005.

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

ITEM 8B. OTHER INFORMATION

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

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




Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of two persons who during the year ended December 31, 2005, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

Timothy T Page. Mr. Page was an officer and director during 2005. Mr. Page failed to timely file forms 3 and 5 for the year ended December 31, 2005. Martin Cantu. Mr. Cantu was a director during 2005. Mr. Cantu failed to timely file forms 3 and 5 for the year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

There were no salaries paid to any officers during 2005. Mr. Cantu, a director, received a total of 2,100,000 shares of restricted stock on August 18, 2004 for various legal work he performed on behalf of the company.

In December 1999, Lion Capital entered into an employment agreement with the Chairman of the Board and Chief Executive Officer. The seven year agreement provided for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provided for a bonus based on gross sales increases. The agreement was cancelled during 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In December 1999, Lion Capital adopted its Stock Option Plan ("Plan") for its employees. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 10,000,000 shares of common stock under the plan. As of December 31, 2005, all of the options have been canceled under the plan.

In December 1999, Lion Capital adopted the Directors' Stock Option Plan ("Directors Plan") for its non-employee directors. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 3,000,000 shares of common stock under the plan. As of December 31, 2005, all of the options have been canceled under the plan.





SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2005, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- there was no preferred stock outstanding;

- Each director;

- Each named executive officer; and

- All directors and officers as a group.

---------------------------------------------------------------------------

COMMON STOCK
BENEFICIALLY             OWNED  (2)
-----------------------  ---------------------------
NAME AND ADDRESS OF
BENEFICIAL OWNER   (1)   NUMBER        PERCENT
-----------------------  ------------  -------------
Timothy T Page (3)       111,263,750    75.94%
Jesus Aguirre              9,600,000     6.55%
Martin Cantu               2,100,000     1.43%
-----------------------  ------------   ------------
All directors and
officers as a group
(two persons)            113,363,750    77.37%
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

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of April 17, 2006, the total number of outstanding shares of the common stock is 146,510,794.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2003, Lion Capital had received advances from various shareholders totaling $80,226. The advances were payable upon demand and interest of 8% is being imputed. During 2004, Lion Capital received additional advances of $221,500. During 2004 and 2003, the Company recorded $14,081 and $11,935 in imputed interest on the advances. The Company issued 56,545,264 common shares in payment of $282,726 with the remaining $19,000 advances and $15,741 in accrued interest forgiven and recorded as contributions to paid-in-capital.

In October 2005, Lion Capital issued 12,500,000 shares of common stock as repayment for $12,500 advanced by a shareholder. At the date of the issuance, the value of the 12,500,000 shares was $0.0025 per share, thus the Company recorded an additional financing expense of $18,750 for the year ended December 31, 2005.

At December 31, 2005, the Company's President and his extended family members had advanced funds to the Company totaling $16,467. The amounts are non-interest bearing, due on demand, and unsecured.

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

The fees paid to Chisholm, Bierwolf & Nilson, LLC for fiscal year 2004 and 2005 were $4,651.25.

AUDIT-RELATED FEES

The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.
The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for assurance and related services, that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 and 2005 were $2,600.

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


                                  Lion Capital Holdings, Inc.
Date: April 17, 2006              By /s/ Timothy T Page
                                  --------------------------------------
                                         Timothy T Page,
                                         Chief Executive Officer and
                                         Chairman of the Board of
                                         Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                         Date
---------                -----                         ----

/s/ Timothy T Page       Chief Executive Officer       April 17, 2006
----------------------   and Chairman of the Board
Timothy T Page           of Directors













