Form 10QSB
period 2006-03-31
LION CAPITAL HOLDINGS INC
filed 2006-05-15
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the 3 month period ended March 31, 2006

                      Commission file number 000-26235

                        LION CAPITAL HOLDINGS, INC.
                      -------------------------------
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

Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[]

At March 31, 2006, a total of 148,510,794 shares of registrant's Common Stock were outstanding.



                             TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .3
Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .3
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .9
Item 3.   Disclosure Controls and Procedures . . . . . . . . . . . . . . 11
PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 11
Item 6.   Exhibits, Lists, and Reports on Form 8-K . . . . . . . . . . . 11
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12







Part I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended March 31, 2006, have been prepared by LCHI, Inc.


                        LION CAPITAL HOLDINGS, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 2006 and December 31, 2005





                        LION CAPITAL HOLDINGS, INC.
                        Consolidated Balance Sheets

                                   ASSETS
                                   ------
                                                    March 31,  December 31,
                                                     2006          2005
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                            $    50,170   $   165,243
 Accounts receivable                                  28,000        28,000
                                                 ------------  ------------
   Total Current Assets                               78,170       193,243
                                                 ------------  ------------
   TOTAL ASSETS                                  $    78,170   $   193,243
                                                 ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              -----------------------------------------------
CURRENT LIABILITIES
 Accounts payable                                $       -     $     1,280
 Due to shareholders and related companies            10,468        16,467
 Net liabilities of discontinued operations        1,678,790     1,677,148
                                                 ------------  ------------
   Total Current Liabilities                       1,689,258     1,694,895

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, 150,000,000 shares authorized
  of $0.001 par value, 148,510,794 shares
  issued and outstanding                             148,511       148,511
 Additional paid-in capital                        2,761,606     2,761,606
 Accumulated deficit                              (4,521,205)   (4,411,769)
                                                 ------------  ------------
  Total Stockholders' Equity (Deficit)            (1,611,088)   (1,501,652)
                                                 ------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                               $    78,170   $   193,243
                                                 ============  ============








 The accompanying notes are an integral part of these financial statements.
                                     4

                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                                                          For the
                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------

REVENUES                                         $       -     $       -
                                                 ------------  ------------
OPERATING EXPENSES
 General and administrative                          107,795           -
                                                 ------------  ------------
   Total Operating Expenses                          107,795           -
                                                 ------------  ------------
LOSS FROM OPERATIONS                                (107,795)          -
                                                 ------------  ------------
LOSS FROM DISCONTINUED OPERATIONS                     (1,642)          -
                                                 ------------  ------------
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS              -          (8,209)
                                                 ------------  ------------
NET LOSS                                         $  (109,436)  $    (8,209)
                                                 ============  ============
BASIC LOSS PER SHARE                             $     (0.00)  $     (0.00)
                                                 ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      148,510,794   136,010,794
                                                 ============  ============



























 The accompanying notes are an integral part of these financial statements
                                     5

                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                          For the
                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $  (109,436)  $    (8,209)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
 Changes in operating assets and liabilities:
  Accounts payable                                    (1,280)          -
 Earnings (loss) from continuing operations              -             -
  Less:  loss from discontinued operations               -           8,209
                                                 ------------  ------------
   Net Cash Used by Operating Activities            (110,716)          -
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                    -             -
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to shareholders and related companies       (5,999)          -
 Proceeds from shareholder and related companies         -          33,300
                                                 ------------  ------------
   Net Cash Provided by Financing Activities          (5,999)       33,300
                                                 ------------  ------------
   Net Cash Used by Continuing Operations                -             -

   Net Cash Used by Discontinuing Operations           1,642        (6,510)
                                                 ------------  ------------
NET INCREASE (DECREASE) IN CASH                     (115,073)       26,790

CASH AT BEGINNING OF PERIOD                          165,243           247
                                                 ------------  ------------
CASH AT END OF PERIOD                            $    50,170   $    27,037
                                                 ============  ============

SUPPLEMENTAL DISCLOSURES
 Interest paid                                   $       -     $        89
 Taxes paid                                      $       -     $       -






 The accompanying notes are an integral part of these financial statements.
                                     6

                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                    March 31, 2006 and December 31, 2005


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -  LOSS PER SHARE

     Following is a reconciliation of the loss per share for the three months ended March 31, 2006 and 2005:

                                                          For the
                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
     Net (loss) available to
      common shareholders                        $  (109,436)  $    (8,209)
                                                 ============  ============
     Weighted average shares                      148,510,794   136,010,794
                                                 ============  ============
     Basic loss per share (based
      on weighted average shares)                $     (0.00)  $     (0.00)
                                                 ============  ============






                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                    March 31, 2006 and December 31, 2005


NOTE 3 -  GOING CONCERN

     As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $109,436 during the three month period ended March 31, 2006 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,611,088. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2006, the Company had cash and cash equivalents of $50,170. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2006 and 2007. However management cannot make any assurances that such financing will be secured.









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

For this purpose, any statements that are not statements of historical fact maybe deemed to be forward-looking statements, including the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-QSB containing the words believes, anticipates, plans, expects and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $109,436 on revenues of $0 during the 3 month period ended March31, 2006 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,611,620. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31,2006, the Company had cash and cash equivalents of $50,170. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2006 and 2007. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 month period ended March 31,2006 was $0, compared to revenues of $0 for the same period ended March 31,2005.
General and administrative costs for the 3 month period ended March 31, 2006 was $107,795 compared to $0 for the same period ended March 31, 2005. For the 3 months ended March 31, 2006 the Company had a net loss of $109,436 compared to a loss of $8209 for the same period in 2005.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     31.1      Certificate of Chief Executive Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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






                              LION CAPITAL HOLDINGS, INC.


Date: May 11,2006             /s/ Tim Page
                              -----------------------------------
                              Tim Page, President and
                              Chief Executive Officer


















