Form 10QSB
period 2006-06-30
LION CAPITAL HOLDINGS INC
filed 2006-08-21
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES  EXCHANGE ACT  OF 1934

                 For the 3 month period ended June 30, 2006

                      Commission file number 000-26235

                        LION CAPITAL HOLDINGS, INC.
                    ------------------------------------
               (Name of Small Business Issuer in Its Charter)

          Delaware                                          52-2191043
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


9211 Waterford Centre Blvd, Ste 200 Austin, Texas                   78758
-------------------------------------------------                ----------
(Address of principal executive office)                          (Zip Code)

Issuer's telephone number, including area code (512) 327-7976

Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[]

At June 30, 2006, a total of 148,510,794 shares of registrant's Common Stock were outstanding.




                             TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                           3

Item 1.  Financial Statements                                             3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

Item 3.  Disclosure Controls and Procedures                              10


PART II  OTHER INFORMATION                                               11

Item 6.  Exhibits, Lists, and Reports on Form 8-K                        11


Signatures                                                               12








Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited Financial Statements for the period ended June 30, 2006, have been prepared by LCHI, Inc.

                        LION CAPITAL HOLDINGS, INC.
                        Consolidated Balance Sheets

                                   ASSETS
                                  --------

                                                  June 30,     December 31,
                                                    2006           2005
                                                ------------   ------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash                                           $   16,696    $   165,243
  Accounts receivable                                28,000         28,000
                                                ------------   ------------
     Total Current Assets                            44,696        193,243
                                                ------------   ------------
     TOTAL ASSETS                               $    44,696    $   193,243
                                                ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                              $       -     $      1,280
  Due to shareholders and related companies          10,468         16,467
  Net liabilities of discontinued operations      1,680,431      1,677,148
                                                ------------   ------------
    Total Current Liabilities                     1,690,899      1,694,895

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, 150,000,000 shares authorized
   of $0.001 par value, 148,510,794 shares
   issued and outstanding and outstanding,
   respectively                                     148,511        148,511
  Additional paid-in capital                      2,761,606      2,761,606
  Accumulated deficit                            (4,556,320)    (4,411,769)
                                                ------------   ------------
     Total Stockholders' Equity (Deficit)        (1,646,203)    (1,501,652)
                                                ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                           $    44,696    $   193,243
                                                ============   ============



 The accompanying notes are an integral part of these financial statements.
                                     3

                        LION CAPITAL HOLDINGS, INC.
              Consolidated Statements of Operations(Unaudited)

                               For the                  For the
                         Three Months Ended         Six Months Ended
                              June 30,                 June 30,
                     -------------------------- --------------------------
                         2006         2005          2006          2005
                     ------------ ------------  ------------  ------------
REVENUES             $    35,000   $       -    $    35,000   $       -
                     ------------ ------------  ------------  ------------

OPERATING EXPENSES
  General and
   administrative         68,473       48,469       176,268        48,469
                     ------------ ------------  ------------  ------------
     Total Operating
     Expenses             68,473       48,469       176,268        48,469
                     ------------ ------------  ------------  ------------

LOSS FROM OPERATIONS     (33,473)      (48,469)    (141,268)      (48,469)
                     ------------ ------------  ------------  ------------

LOSS FROM
DISCONTINUED
OPERATIONS                (1,642)          -         (3,283)          -
                     ------------ ------------  ------------  ------------
LOSS ON DISPOSAL
OF DISCONTINUED
OPERATIONS                   -          (1,700)         -          (9,909)
                     ------------ ------------  ------------  ------------

NET LOSS             $   (35,115) $   (50,169)  $  (144,551)  $   (58,378)
                     ============ ============  ============  ============

BASIC LOSS PER SHARE $     (0.00) $     (0.00) $      (0.00)  $     (0.00)
                     ============ ============  ============  ============
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING   148,510,794   136,010,794  148,510,794   136,010,794
                     ============ ============  ============  ============







 The accompanying notes are an integral part of these financial statements.
                                     4


                        LION CAPITAL HOLDINGS, INC.
              Consolidated Statements of Cash Flows(Unaudited)

                                                 For the Six Months Ended
                                                           June 30,
                                                --------------------------
                                                     2006          2005
                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $  (144,551)  $   (58,378)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
   Accounts payable                                  (1,280)          -
  Less:  loss from discontinued operations              -           9,909
                                                ------------  ------------
Net Cash Used in Operating Activities              (145,831)      (48,469)
                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                   -             -
                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder and related companies       -          83,517
  Payments to shareholders and related companies     (5,999)          -
  Advances to related party                             -         (12,142)
                                                ------------  ------------
Net Cash Provided by (Used in)
Financing Activities                                 (5,999)       71,375
                                                ------------  ------------
Net Cash Used in Continuing Operations                  -            (809)

Net Cash Provided by (Used in)
Discontinuing Operations                              3,283        (1,700)
                                                ------------  ------------
NET INCREASE (DECREASE) IN CASH                    (148,547)       20,397

CASH AT BEGINNING OF PERIOD                         165,243           247
                                                ------------  ------------
CASH AT END OF PERIOD                           $    16,696   $    20,644
                                                ============  ============

SUPPLEMENTAL DISCLOSURES
  Interest paid                                 $       -     $        89
  Taxes paid                                    $       -     $       -



 The accompanying notes are an integral part of these financial statements.
                                     5


                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                    June 30, 2006 and December 31, 2005

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -  LOSS PER SHARE

     Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2006 and 2005:


                                                          For the
                                                     Three Months Ended
                                                         June 30,
                                               ----------------------------
                                                    2006           2005
                                               -------------  -------------
     Net (loss) available to
      common shareholders                      $    (35,115)  $    (50,169)
                                               =============  =============
     Weighted average shares                    148,510,794    136,010,794
                                               =============  =============
     Basic loss per share (based
      on weighted average shares)              $      (0.00)  $      (0.00)
                                               =============  =============

                                                            For the
                                                       Six Months Ended
                                                            June 30,
                                               ----------------------------
                                                    2006           2005
                                               -------------  -------------
     Net (loss) available to
     common shareholders                       $   (144,551)  $    (58,378)
                                               =============  =============
     Weighted average shares                    148,510,794    136,010,794
                                               =============  =============
     Basic loss per share (based
      on weighted average shares)              $      (0.00)        $(0.00)
                                               =============  =============

                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                    June 30, 2006 and December 31, 2005

NOTE 3 -  GOING CONCERN

     As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $144,551 during the six month period ended June 30, 2006 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,646,203. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2006, the Company had cash and cash equivalents of $16,696. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2006 and 2007. However management cannot make any assurances that such financing will be secured.








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


OVERVIEW AND PLAN OF OPERATION

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997 as a Texas corporation.

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

In July 2006, Lion Capital was again involved in another frivolous law suit brought against Lion Capital by 3Dicon, Inc vs Andrew Stack et al. As of this filing the case is still open and has not reached trial. Lion Capital was not part of this transaction involving Andrew Stack and 3Dicon and is cooperating with the plaintiffs in order to resolve any issues and be dismissed from the case. If Lion Capital is not dismissed from this case, then there is a possibility that Lion Capital will have to seek bankruptcy since it does not have the funds to adequately defend itself.

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $35,115 on revenues of $35,000 during the 3 month period ended June 30, 2006 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,646,203. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2006, the Company had cash and cash equivalents of $16,696. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2006 and 2007. However we cannot make any assurances that such financing will be secured.



RESULTS OF OPERATIONS

Revenues for the 3 month period ended June 30, 2006 was $35,000, compared to revenues of $0 for the same period ended June 30, 2005.

General and administrative costs for the 3 month period ended June 30, 2006 was $68,473 compared to $48,469 for the same period ended June 30, 2005.

For the 3 months ended June 30, 2006 the Company had a net loss of $35,115 compared to a loss of $50,169 for the same period in 2005.

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




PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule
             31 a - 14(a) of the Securities Exchanve Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer and Principal
             Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                              LION CAPITAL HOLDINGS, INC.

Date: August 14, 2006         /s/ Tim Page
                              -----------------------------------
                              Tim Page, President and
                              Chief Executive Officer
















