Form 10QSB
period 2006-09-30
LION CAPITAL HOLDINGS INC
filed 2006-11-15
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES  EXCHANGE ACT  OF 1934

              For the 3 month period ended September 30, 2006

                      Commission file number 000-26235

                        LION CAPITAL HOLDINGS, INC.
                  ----------------------------------------
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

Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

At September 30, 2006, a total of 148,510,794 shares of registrant's Common Stock were outstanding.



                             TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .3

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . .7

Item 3.  Disclosure Controls and Procedures. . . . . . . . . . . . . . 10

PART II  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.  Exhibits, Lists, and Reports on Form 8-K. . . . . . . . . . . 11

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .



ITEM 1. FINANCIAL STATEMENTS.

The following unaudited Financial Statements for the period ended September 30, 2006, have been prepared by LCHI, Inc.












                        LION CAPITAL HOLDINGS, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 2006
                                (Unaudited)




Part I - FINANCIAL INFORMATION

                        LION CAPITAL HOLDINGS, INC.
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------
                                              September 30,   December 31,
                                                   2006           2005
                                              -------------  -------------
                                                (Unaudited)

CURRENT ASSETS
  Cash                                        $        -     $    165,243
  Accounts receivable                               28,000         28,000
                                              -------------  -------------
   Total Current Assets                             28,000        193,243
                                              -------------  -------------
   TOTAL ASSETS                               $     28,000   $    193,243
                                              =============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                            $        -     $      1,280
  Bank overdraft                                     3,926            -
  Due to shareholders and related companies         10,468         16,467
  Net liabilities of discontinued operations     1,682,073      1,677,148
                                              -------------  -------------
    Total Current Liabilities                    1,696,467      1,694,895
                                              -------------  -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, 150,000,000 shares authorized
   of $0.001 par value, 148,510,794 shares
   issued and outstanding and outstanding,
   respectively                                    148,511        148,511
  Additional paid-in capital                     2,761,606      2,761,606
  Accumulated deficit                           (4,578,584)    (4,411,769)
                                              -------------  -------------
   Total Stockholders' Equity (Deficit)         (1,668,467)    (1,501,652)
                                              -------------  -------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                           $     28,000   $    193,243
                                              =============  =============


 The accompanying notes are an integral part of these financial statements.
                                     3


                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                                        For the                     For the
                                   Three Months Ended         Nine Months Ended
                                     September 30,               September 30,
                                   2006          2005         2006          2005
                               ------------  ------------ ------------  ------------
REVENUES                       $   130,000    $   40,074  $   165,000   $    40,074
                               ------------  ------------ ------------  ------------
OPERATING EXPENSES
  General and administrative       150,622       103,482      326,890       151,951
                               ------------  ------------ ------------  ------------
   Total Operating Expenses        150,622       103,482      326,890       151,951
                               ------------  ------------ ------------  ------------
LOSS FROM OPERATIONS               (20,622)      (63,408)    (161,890)     (111,877)
                               ------------  ------------ ------------  ------------
LOSS FROM DISCONTINUED
OPERATIONS                          (1,642)          -         (4,925)          -
                               ------------  ------------ ------------  ------------
LOSS ON DISPOSAL OF
DISCONTINUED OPERATIONS                -             -            -          (9,909)
                               ------------  ------------ ------------  ------------
NET LOSS                       $   (22,264)  $   (63,408) $  (166,815)  $  (121,786)
                               ============  ============ ============  ============
BASIC LOSS PER SHARE           $     (0.00)  $     (0.00) $     (0.00)  $     (0.00)
                               ============  ============ ============  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     148,510,794   136,010,794  148,510,794   136,010,794
                               ============  ============ ============  ============


 The accompanying notes are an integral part of these financial statements
                                     4

                        LION CAPITAL HOLDINGS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                 For the Nine Months Ended
                                                       September 30,
                                                --------------------------
                                                    2006          2005
                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $  (166,815)  $  (121,786)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
   Accounts payable                                  (1,280)          -
   Less: loss from discontinued operations              -           9,909
                                                ------------  ------------
   Net Cash Used in Operating Activities           (168,095)     (111,877)
                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                   -             -
                                                ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder and related companies       -         124,968
  Payments to shareholders and related companies     (5,999)          -
  Bank overdraft                                      3,926           -
  Advances to related party                             -             -
                                                ------------  ------------
   Net Cash Provided by (Used in)
   Financing Activities                              (2,073)      124,968
                                                ------------  ------------
   Net Cash Used in Continuing Operations               -            (809)

   Net Cash Provided by (Used in)
   Discontinuing Operations                           4,925        (1,700)
                                                ------------  ------------
    NET INCREASE (DECREASE) IN CASH                (165,243)       10,582

    CASH AT BEGINNING OF PERIOD                     165,243           247
                                                ------------  ------------
    CASH AT END OF PERIOD                       $       -     $    10,829
                                                ============  ============

SUPPLEMENTAL DISCLOSURES
  Interest paid                                 $       -     $       -
  Taxes paid                                    $       -     $       -

 The accompanying notes are an integral part of these financial statements.
                                     5

                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                  September 30, 2006 and December 31, 2005


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -  LOSS PER SHARE

     Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2006 and 2005:

                                                          For the
                                                     Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
     Net (loss) available to
      common shareholders                        $   (22,264)  $   (63,408)
                                                 ============  ============
     Weighted average shares                     148,510,794   136,010,794
                                                 ============  ============
     Basic loss per share (based
      on weighted average shares)                $     (0.00)  $     (0.00)
                                                 ============  ============



                                                          For the
                                                      Nine Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
     Net (loss) available to
      common shareholders                        $  (166,815)  $  (121,786)
                                                 ============  ============
     Weighted average shares                      148,510,794   136,010,794
                                                 ============  ============
     Basic loss per share (based
      on weighted average shares)                $     (0.00)  $     (0.00)
                                                 ============  ============




                        LION CAPITAL HOLDINGS, INC.
               Notes to the Consolidated Financial Statements
                  September 30, 2006 and December 31, 2005

NOTE 3 -  GOING CONCERN

     As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $166,815 during the nine month period ended September 30, 2006 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,668,467. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2006, the Company had a bank overdraft of $3,926. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2006 and 2007. However management cannot make any assurances that such financing will be secured.

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

OVERVIEW AND PLAN OF OPERATION

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $22,264 on revenues of $130,000 during the 3 month period ended September 30, 2006 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,668,467. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2006, the Company had cash and cash equivalents of $28,000. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2006 and 2007. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 month period ended September 30, 2006 was $130,000, compared to revenues of $40,074 for the same period ended September 30, 2005.

General and administrative costs for the 3 month period ended September 30, 2006 was $150,622 compared to $103,482 for the same period ended September 30, 2005.

For the 3 months ended September 30, 2006 the Company had a net loss of $22,264 compared to a loss of $63,408 for the same period in 2005.

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.
                                     10

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

                                  LION CAPITAL HOLDINGS, INC.


Date:    November 6, 2006         /s/ Tim Page
                                  Tim Page, President and Chief Executive
                                  Officer






