Form 10KSB
period 2006-12-31
LION CAPITAL HOLDINGS INC
filed 2007-04-17
CIK 1109219

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-26235

LION CAPITAL HOLDINGS, INC.

(Formally, Telecomm.com, Inc)

(Exact name of registrant as specified in its charter)

Delaware	52-2191043
(State of incorporation)	(I.R.S. Employer Identification No.)

9211 Waterford Centre Blvd, Suite 200 TX	78758
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (512) 615-2453

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common

Name of each exchange on which registered: OTC BB

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year was $117,000

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31st, 2006: $1,188,120 (approximately)

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2006: 14,851,500

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

LCHI has received a going concern opinion from its auditors for the years ended 2006 and 2005, meaning substantial doubt has been raised in our auditors' eyes about LCHI's ability to continue as a going concern. LCHI has earned a small profit for the year ended December 31, 2006 totaling $33,237, compared to a profit of $137,100 for the year ended December 31, 2005. LCHI had a capital deficit of $1,468,415 for 2006. Net Revenues in 2006 were $117,000 compared to $220,530 in 2005. LCHI will require additional working capital if it is to remain in business.

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

The Company, on August 11, 2003 declared a forward split of 2 shares for every 1 share held to all its shareholders of record as of August 12, 2003. This increased the Company's issued and outstanding common stock to 60,578,984 (pre-split) as of that date. All share amounts have been adjusted to reflect the share split.

Reverse Split of Common Stock

Effective December 15, 2006, the Company effected a reverse stock split at a ratio of 10 to 1.  All outstanding shares have been adjusted retroactively to reflect this reverse stock split.

Equity Transactions

In May, 2004, the Company issued 7,005,502 (pre-split) common shares in payment of $35,028 of notes with related accrued interest of $7,024. In addition, during 2004, the Company issued 56,545,264 (pre-split) common shares in payment of $286,726 in advances from affiliated shareholders. Advances of $19,000 and $15,741 in accrued interest were forgiven.

In 2004, Lion Capital issued 8,767,000 (pre-split) shares for consulting expenses of $114,510

In October of 2005, the Company issued 12,500,000 (pre-split) shares of common stock as repayment for $12,500 advanced by a shareholder, and for services rendered valued at $18,750.

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

Employees

As of December 31 2006, the Company had only one full-time employee, that being our President and CEO Timothy T. Page. The Company's employees are not represented by a labor union or collective bargaining agreement. The Company regards its employee relations as excellent.

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

A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,600,000 (pre-split) shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 (pre-split) of the 13,600,000 (pre-split) shares to date, leaving a balance due of 9,800,000 (pre-split) shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,600,000 (pre-split) shares and has retained legal counsel to begin legal proceedings to recover the 9,600,000 (pre-split) shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.

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

The Company was approved for trading by NASD in April, 2003 for the Over the Counter Bulletin Board (OTCBB).

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal office is located at 9211 Waterford Centre Blvd, Suite 200, Austin, Texas, 78758. The Company receives free office space on a month-to- month basis with a rent of approximately $0 per month.. The Company does not own any real estate at this time nor does it have any real estate mortgages or investments in real estate of any kind.

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER

MATTERS

Nasdaq approved the Company for trading of Lion Capital Holdings common stock in April 2003 for the Over the Counter Bulletin Board (OTCBB).

The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:

Fiscal 2006	High	Low
First Quarter (January 1, 2006 through March 31, 2006	$0.07	$0.06
Second Quarter (April 1, 2006 through June 30, 2006)	$0.35	$0.05
Third Quarter (July 1, 2006 through September 30, 2006)	$0.14	$0.10
Fourth Quarter (October 1, 2006 through December 31, 2006)	$0.10	$0.08

As of December 31, 2006, there were 14,851,500 Common shares outstanding and 150,000,000 authorized.

As of December 31, 2006, there were 82 holders of record of Common Stock. There are no dividends being paid for Common Stock.

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

Overview

As of December 31, 2006 the Company had revenues for the year of $117,000. The Company had a net profit of $33,237 for the year ended December 31, 2006, compared to a net profit for the previous year of $137,100.

During 2006 LCHI has had to overcome numerous issues including:

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

Result of Operations

Revenues for the year ended December 31, 2006 were $117,000, a decrease of approximately 53% over revenues of $220,530 for the year ended December 31, 2005. This decrease is due to the Company earning smaller management fees for the year.

General and administrative costs were $77,197 for the year ended December 31, 2006 as compared to $73,521 for the same period in 2005.

Net profit for the year ended December 31, 2005 was $33,237, compared to a loss of $137,100 for the same period in 2005.

Liquidity and Capital Resources

As of December 31, 2006 we had cash and cash equivalents of $240,847 as compared to $165,243 for 2005. We will require additional funding during the next 12 months to finance the growth of our current operations. We are actively pursuing increases to cash flows and additional sources of financing and believe that such increases and additional financing will generate sufficient cash flow to fund our operations through 2007. However we cannot make any assurances that such matters will be successfully consummated.

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

As of December 31, 2006, the Company owed no salaries to officers. All accrued salaries from previous years were forgiven and written off. In addition, the Company has received advances from various shareholders which have either been forgiven and written off or converted in common stock of the Company.

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

ITEM 7. FINANCIAL STATEMENTS

LION CAPITAL HOLDINGS, INC. Consolidated Financial Statements December 31, 2006

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Lion Capital Holdings, Inc.
Malibu, California

We have audited the accompanying consolidated balance sheet of Lion Capital Holdings, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lion Capital Holdings, Inc. as December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, which is in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Lion Capital Holdings, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Lion Capital Holdings, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 26, 2007

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheet
December 31, 2006

ASSETS

CURRENT ASSETS

Cash	$240,847

Total Current Assets	240,847

TOTAL ASSETS	$240,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Due to shareholders and related companies (Note 10)	$25,548
Net liabilities of discontinued operations (Note 6)	1,683,714

Total Current Liabilities	1,709,262

Total Liabilities	1,709,262

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001
par value, 14,851,079 shares issued and outstanding,
retroactively restated	14,851
Additional paid-in capital	2,895,266
Accumulated deficit	(4,378,532)

Total Stockholders' Equity (Deficit)	(1,468,415)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$240,847

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005

REVENUES	$117,000	$220,530

OPERATING EXPENSES

General and administrative	77,197	73,521

Total Operating Expenses	77,197	73,521

INCOME FROM OPERATIONS	39,803	147,009

LOSS FROM DISCONTINUED
OPERATIONS	(6,566)	-

LOSS ON DISPOSAL OF
DISCONTINUED OPERATIONS	-	(9,909)

NET INCOME	$33,237	$137,100

BASIC INCOME (LOSS) PER SHARE

Continuing operations	$0.00	$0.01
Discontinued operations	(0.00)	(0.00)

	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,851,079	13,864,778

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	13,601,079	$13,601	$2,865,266	$(4,548,869)

Common stock issued to
shareholder in lieu of debt
and for services rendered
at $0.0025 per share	1,250,000	1,250	30,000	-

Net income for the year ended
December 31, 2005	-	-	-	137,100

Balance, December 31, 2005	14,851,079	14,851	2,895,266	(4,411,769)

Net income for the year ended
December 31, 2006	-	-	-	33,237

Balance, December 31, 2006,
retroactively restated	14,851,079	$14,851	$2,895,266	$(4,378,532)

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$33,237	$137,100
Adjustments to reconcile net income to net cash
provided by operating activities:
Common stock issued for financing costs	-	18,750
Changes in operating assets and liabilities:
Accounts receivable	28,000	(28,000)
Accounts payable	(1,280)	1,280
Earnings from continuing operations	-	9,490
Less: loss (gain) from discontinued operations	-	9,909

Net Cash Provided by Operating Activities	59,957	148,529

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from shareholders and related companies	9,081	16,467

Net Cash Provided by Financing Activities	9,081	16,467

Net Cash Provided by Continuing Operations	69,038	164,996

Net Cash Provided by Discontinuing Operations	6,566	-

NET INCREASE IN CASH	75,604	164,996

CASH AT BEGINNING OF PERIOD	165,243	247

CASH AT END OF PERIOD	$240,847	$165,243

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$84
Taxes paid	-	-

NON CASH DISCLOSURES
Stock issued to reduce advances from shareholder	$-	$12,500
Stock issued for financing costs	-	18,750

The accompanying notes are an integral part of these financial statements.

Lion Capital Holdings, Inc.
Notes to Financial Statements
December 31, 2006

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

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

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows:

a.	Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lion Capital Holdings, Inc. and its wholly-owned subsidiary, Cable Capital & Wire, Inc. (d.b.a. Austin Cable & Wire), (“Austin Cable”), a Texas Corporation.   All significant inter-company balances and transactions have been eliminated in the consolidation.

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

Lion Capital applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The SAB 104 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

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

h.  Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximate the carrying value based on their effective interest rates compared to current market prices.

i.     Concentrations of Risk

The Company has, in its bank accounts, funds in excess of the $100,000 that is federally insured.  In the event of the failure of the bank, the Company would sustain a loss of funds that exceed $100,000.  At December 31, 2006, the amount of funds that exceeded the federally insured limit was $140,847.

NOTE 2 -        GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company’s current and total liabilities exceeded its current and total assets by $1,468,415.  This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2007 and 2008.  However management cannot make any assurances that such financing will be secured.

NOTE 3 -       DEFERRED GAIN

In September 2001, Lion Capital effectively abandoned its ownership of TIC and deferred a gain of $322,956.  When Lion Capital shares are received for the TIC shares, the gain will be recognized.  TIC is engaged in the design and integration of systems for data and Lion Capital communications in Mexico for customers throughout the United States and Mexico.  Lion Capital originally acquired TIC in November 1999 and issued 200,000 shares of common stock for 99.99% of the stock of TIC plus a note receivable of $70,500.  The note receivable was non-interest bearing and did not specify a due date.  Lion Capital is in the process of canceling the shares.  The note receivable was fully impaired in 2001.  The deferred gain has been included in the net current liabilities from discontinued operations.  See note 6.

NOTE 4 -   NOTES PAYABLE

At December 31, 2003, the Company had notes payable totaling $109,437 due to various third parties.  The notes payable bear interest at 6% and were due on August 1, 2004.  These notes are unsecured and are included in the net current liabilities from discontinued operations.  See note 6.

NOTE 5 -   NOTES PAYABLE – RELATED PARTIES

At December 31, 2003, Lion Capital had notes payable totaling $40,854 due to various shareholders.  The notes bore interest at 8% to 14% and are unsecured and were past due.  On May 5, 2004, the Company issued 7,005,502 common shares in payment of $35,028 of the notes with related accrued interest of $7,024.  During 2004, $2,233 of cash was paid on the notes payable.  The remaining balance of $3,594 was included in the net current liabilities from discontinued operations.  See note 6.

NOTE 6 -   DISCONTINUED OPERATIONS

On October 31, 2004, the Company discontinued its operations in both the cable assembly operations and assisting small private companies in becoming publicly held.

The following includes the combined net current liabilities for the Company’s discontinued operations as of December 31, 2006:

	Capital Cable	Lion Capital	Discontinued
	Wire, Inc.	Holdings, Inc.	Operations

Total Assets	$-	$-	$-

Liabilities
Accounts payable	$1,189,688	$-	$1,189,688
Accrued expenses	58,039	-	58,039
Notes payable - related party	3,594	-	3,594
Notes payable	109,437	-	109,437
Deferred gain	-	322,956	322,956

Total Current Liabilities	$1,360,758	$322,956	$1,683,714

The losses from discontinued operations include the results of operations from January 1, 2004 through the measurement date of October 31, 2004.  The losses from disposal includes the results of operations from January 1, 2005 through December 31, 2006.

NOTE 7 -   STOCKHOLDERS’ EQUITY

In October 2005, Lion Capital issued 1,250,000 shares of common stock as repayment for $12,500 advanced by a shareholder, and for services rendered valued at $18,750.

Effective December 15, 2006, the Company effected a reverse stock split at a ratio of 10 to 1.  All outstanding shares have been adjusted retroactively to reflect this reverse stock split.

NOTE 8 -   INCOME TAXES

From inception through December 31, 2004, Lion Capital had incurred net losses and, therefore, had no tax liability.   The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carryforward is approximately $2,787,000 at December 31, 2006, and will expire in the years 2021 through 2026.

NOTE 8 -   INCOME TAXES (Continued)

The deferred tax asset and the valuation account is as follows at December 31, 2006 and 2005:

	December 31, 2006
	2006	2005
Deferred tax asset:
NOL carryforward	$947,000	$958,000
Valuation allowance	(947,000)	(958,000)
Total	$-	$-

The components of income tax expense are as follows:

	2006	2005

Current income tax expense (benefit):
Federal	$-	$-
State	-	-

Current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Valuation allowance	$11,220	$46,600
Net operating loss carryforward	(11,220)	(46,600)

Net deferred tax assets	$-	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

An officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  Rent expense was approximately $805 and $1,200 for 2006 and 2005, respectively.

NOTE 10 – DUE TO SHAREHOLDERS AND RELATED COMPANIES

At December 31, 2006, the Company’s President, his companies, and his extended family members had advanced funds to the Company totaling $25,548. The amounts are non-interest bearing, due on demand, and unsecured.

NOTE 11 – BASIC INCOME (LOSS) PER SHARE

The computations of basic income (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

	2006	2005
Numerator – income (loss)
Continuing operations	$39,803	$147,009
Discontinued operations	(6,566)	(9,909)
Net income (loss)	33,237	137,100
Denominator – weighted average number of shares outstanding	14,851,079	13,864,778
Income (loss) per share
Continuing operations	0.00	0.01
Discontinued operations	(0.00)	(0.01)
Net income (loss) per share	$0.00	$0.01

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

ITEM 8B. OTHER INFORMATION

None

ITEM 9. DIRERCTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Our directors and executive officers are:

NAME	POSITION	POSITION HELD SINCE
Timothy T. Page	Chairman, CEO & President	2000
Martin Cantu	Director	2001

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

Timothy T Page. Mr. Page was an officer and director during 2006. Mr. Page failed to timely file forms 3 and 5 for the year ended December 31, 2006.

Martin Cantu. Mr. Cantu was a director during 2006. Mr. Cantu failed to timely file forms 3 and 5 for the year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

There were no salaries paid to any officers during 2006. Mr. Cantu, a director, received a total of 2,100,000 shares of restricted stock on August 18, 2004 for various legal work he performed on behalf of the company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In December 1999, Lion Capital adopted its Stock Option Plan ("Plan") for its employees. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 10,000,000 shares of common stock under the plan. As of December 31, 2006, all of the options have been canceled under the plan.

In December 1999, Lion Capital adopted the Directors' Stock Option Plan ("Directors Plan") for its non-employee directors. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 3,000,000 shares of common stock under the plan. As of December 31, 2006, all of the options have been canceled under the plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
- there was no preferred stock outstanding;
- Each director;
- Each named executive officer; and
- All directors and officers as a group.

COMMON STOCK BENEFICIALLY OWNED (2)
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENT
Timothy T. Page (3)	11,126,375	75.94%
Jesus Aguirre	960,000	6.55%
Martin Cantu	210,000	1.43%
All directors and officers as a group (two persons)	11,363,375	77.37%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Lion Capital Holdings, Inc., 9211 Waterford Centre Blvd, Ste 200, Austin, Texas 78758, Telephone # 512.615.2453. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of April 15, 2007, the total number of outstanding shares of the common stock is 14,851,500.

(3) Included in the stock shown above for Mr. Page, there includes 428,302 shares owned by his wife. In addition, a total of 510,551 are owned by his wife's company.

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

At December 31, 2006, the Company’s President and his extended family members had advanced funds to the Company totaling $25,548. The amounts are non-interest bearing, due on demand, and unsecured.

ITEM 13. EXHIBITS

Exhibit No.	Exhibit Description
31.1
Certification of Timothy T Page, Chief Executive Officer and Chairman of the Board of Directors of LION CAPITAL HOLDINGS, INC., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy T Page, Chief Executive Officer and Chairman of the Board of Directors of LION CAPITAL HOLDINGS, INC., as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

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

The fees paid to Chisholm, Bierwolf & Nilson, LLC for fiscal year 2006were $6,410.00.

AUDIT-RELATED FEES

The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.

The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for assurance and related services, that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 and 2005 were $2,600. No fees were paid for 2006.

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

Lion Capital Holdings, Inc.
Date: April 15, 2007	By /s/ Timothy T Page
Timothy T Page, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy T Page	Chief Executive Officer and Chairman of the Board of Directors	April 15, 2007
Timothy T Page