Form 10QSB
period 2007-03-31
LION CAPITAL HOLDINGS INC
filed 2007-05-15
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT  OF 1934

For the 3 month period ended March 31, 2007

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

Issuer's telephone number, including area code (512) 615-2453

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No[]

At  March 31, 2007, a total of  14,851,079 shares of registrant's Common Stock were outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Disclosure Controls and Procedures	10

PART II	OTHER INFORMATION	11
Item 6.	Exhibits, Lists, and Reports on Form 8-K	14
Signatures		13

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited Financial Statements for the period ended March 31, 2007, have been prepared by LCHI, Inc..

LION CAPITAL HOLDINGS, INC. Consolidated Financial Statements March 31, 2007 and December 31, 2006

C O N T E N T S

Accountants’ Report  3

Consolidated Balance Sheet  4

Consolidated Statements of Operations  5

Consolidated Statements of Cash Flows  6

Notes to the Consolidated Financial Statements 7

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$117,201	$240,847

Total Current Assets	117,201	240,847

TOTAL ASSETS	$117,201	$240,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,950	$-
Due to shareholders and related companies	25,548	25,548
Net liabilities of discontinued operations	1,685,356	1,683,714

Total Current Liabilities	1,712,854	1,709,262

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001
par value, 14,851,079 shares issued and outstanding	14,851	14,851
Additional paid-in capital	2,895,266	2,895,266
Accumulated deficit	(4,505,770)	(4,378,532)

Total Stockholders' Equity (Deficit)	(1,595,653)	(1,468,415)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$117,201	$240,847

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2007	2006

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	125,596	107,795

Total Operating Expenses	125,596	107,795

LOSS FROM OPERATIONS	(125,596)	(107,795)

LOSS FROM DISCONTINUED
OPERATIONS	(1,642)	(1,642)

NET LOSS	$(127,238)	$(109,437)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,851,079	14,851,079

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(127,238)	$(109,436)
Adjustments to reconcile net loss to net cash
used by operating activies:
Changes in operating assets and liabilities:
Accounts payable	1,950	(1,280)

Net Cash Used by Operating Activities	(125,288)	(110,716)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments to shareholders and related companies	-	(5,999)

Net Cash Provided by Financing Activities	-	(5,999)

Net Cash Used by Continuing Operations	(125,288)	(116,715)

Net Cash Used by Discontinuing Operations	1,642	1,642

NET DECREASE IN CASH	(123,646)	(115,073)

CASH AT BEGINNING OF PERIOD	240,847	165,243

CASH AT END OF PERIOD	$117,201	$50,170

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Taxes paid	$-	$-

Lion Capital Holdings, Inc.
Notes to Consoldiated Financial Statements
March 31, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - LOSS PER SHARE
Following is a reconciliation of the loss per share for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Net (loss) available to common shareholders	$(127,238)	$(109,437)
Weighted average shares	14,851,079	14,851,079
Basic loss per share (based on weighted average shares)	$(0.01)	$(0.01)

Lion Capital Holdings, Inc.
Notes to Consoldiated Financial Statements
March 31, 2007 and December 31, 2006

NOTE 3 - GOING CONCERN
As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $127,238 during the three month period ended March 31, 2007 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,595,653.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2007, the Company had cash and cash equivalents of $117,201.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2007 and 2008.  However management cannot make any assurances that such financing will be secured.

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2007. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

Lion Capital was in discussions with Sun Motor, a reverse merger candidate, based in China, but the discussions broke down due to certain frivolous legal actions brought against Lion Capital by Elaine Selan vs Andrew Stack et al. As of this filing, the trial judge has entered an order dismissing with prejudice the claims of the plaintiff, Elaine Selan, but the litigation continues as to Lion Capital’s counterclaim and an attempt by a third party, SIAD, US, Inc to intervene. Lion Capital filed a form 8-K/A dated May 19, 2005 to this effect. Although the transaction with Sun Motor has collapsed, Lion Capital continues to seek prospective merger candidates, but, at the time of this report, has been unsuccessful in finding a suitable candidate.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $127,238 on revenues of $0 during the 3 month period ended March 31, 2007 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,595,653. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2007, the Company had cash and cash equivalents of $117,201. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2006 and 2007. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 month period ended March 31, 2007 was $0, compared to revenues of $0 for the same period ended March 31, 2006.

General and administrative costs for the 3 month period ended March 31, 2007 was $125,596 compared to $107,795 for the same period ended March 31, 2006.

For the 3 months ended March 31, 2007 the Company had a net loss of $127,238 compared to a loss of $109,437 for the same period in 2006.

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

PART II.  OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1    Certification pursuant to 18 U.S.C. § 1350, Section 302
31.2    Certification pursuant to 18  18 U.S.C. § 1350, Section 906

(b) Reports on Form 8-K.

None.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.
LION CAPITAL HOLDINGS, INC.

Date: May 14, 2007	/s/ Tim Page
Tim Page, President and Chief Executive Officer