Form 10QSB
period 2007-06-30
LION CAPITAL HOLDINGS INC
filed 2007-08-14
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT  OF 1934

For the 3 month period ended June 30, 2007

Commission file number 000-26235

LION CAPITAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	52-2191043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9211 Waterford Centre Blvd, Ste 200 Austin, Texas	78758
(Address of principal executive office)	(Zip Code)

Issuer's telephone number, including area code	(512) 615-2453

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

At  June 30, 2007, a total of  14,851,079 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.
The following unaudited Financial Statements for the period ended June 30, 2007, have been prepared by LCHI, Inc..

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$5,535	$240,847

Total Current Assets	5,535	240,847

TOTAL ASSETS	$5,535	$240,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,122	$-
Due to shareholders and related companies	25,548	25,548
Net liabilities of discontinued operations	1,686,999	1,683,714

Total Current Liabilities	1,713,669	1,709,262
Total Liabilities	$1,713,669	$1,709,262

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001
par value, 14,851,079 shares issued and outstanding	14,851	14,851
Additional paid-in capital	2,895,266	2,895,266
Accumulated deficit	(4,618,251)	(4,378,532)

Total Stockholders' Equity (Deficit)	(1,708,134)	(1,468,415)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$5,535	$240,847

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES	$4,800	$35,000	$4,800	$35,000

OPERATING EXPENSES

General and administrative	115,639	68,473	241,235	176,268

Total Operating Expenses	115,639	68,473	241,235	176,268

LOSS FROM OPERATIONS	(110,839)	(33,473)	(236,435)	(141,268)

LOSS FROM DISCONTINUED
OPERATIONS	(1,642)	(1,642)	(3,284)	(3,283)

LOSS ON DISPOSAL OF
DISCONTINUED OPERATIONS	-	-	-	-

NET LOSS	$(112,481)	$(35,115)	$(239,719)	$(144,551)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,851,079	14,851,079	14,851,079	14,851,079

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(239,719)	$(144,551)
Adjustments to reconcile net loss to net cash
used by operating activies:
Changes in operating assets and liabilities:
Accounts payable	1,122	(1,280)

Net Cash Used by Operating Activities	(238,597)	(145,831)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments to shareholders and related companies	-	(5,999)

Net Cash Used by Financing Activities	-	(5,999)

Net Cash Used by Continuing Operations	(238,597)	(151,830)

Net Cash Provided by Discontinuing Operations	3,285	3,283

NET DECREASE IN CASH	(235,312)	(148,547)

CASH AT BEGINNING OF PERIOD	240,847	165,243

CASH AT END OF PERIOD	$5,535	$16,696

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Taxes paid	$-	$-

LION CAPITAL HOLDINGS, INC.
Notes to the Consoldiated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -  LOSS PER SHARE
Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30
	2007	2006
Net (loss) available to common shareholder	$(112,481)	$(35,115)
Weighted average shares	14,851,079	14,851,079
Basic loss per share (based on weighted average shares)	$(0.01)	$(0.00)

	For the Six Months Ended June 30,
	2007	2006
Net (loss) available to common shareholders	$(239,719)	$(144,551)
Weighted average shares	14,851,079	14,851,079
Basic loss per share (based on weighted average shares)	$(0.02)	$(0.01)

NOTE 3 -  GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $239,719 during the six month period ended June 30, 2007 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,708,134.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2007, the Company had cash and cash equivalents of $5,535.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2007 and 2008.  However management cannot make any assurances that such financing will be secured.

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2007. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $112,481 on revenues of $4,800 during the 3 month period ended June 30, 2007 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,708,134. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2007, the Company had cash and cash equivalents of $5,535. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2007 and 2008. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 month period ended June 30, 2007 was $4,800, compared to revenues of $35,000 for the same period ended June 30, 2006.

General and administrative costs for the 3 month period ended June 30, 2007 was $115,639 compared to $68,473 for the same period ended June 30, 2006.

For the 3 months ended June 30, 2007 the Company had a net loss of $112,481 compared to a loss of $35,115 for the same period in 2006.

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

LION CAPITAL HOLDINGS, INC.

Date: August 14, 2007	/s/ Tim Page
Tim Page, President and Chief Executive Officer