Form 10QSB
period 2007-09-30
LION CAPITAL HOLDINGS INC
filed 2007-11-14
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT  OF 1934

For the 3 month period ended	September 30, 2007

Commission file number	000-26235

LION CAPITAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	52-2191043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9211 Waterford Centre Blvd, Ste 200 Austin, Texas	78758
(Address of principal executive office)	(Zip Code)

Issuer's telephone number, including area code	(512) 615-2453

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

At  September 30, 2007, a total of  14,851,079 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.
The following unaudited Financial Statements for the period ended September 30, 2007, have been prepared by LCHI, Inc..

LION CAPITAL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$22,961	$240,847

Total Current Assets	22,961	240,847

TOTAL ASSETS	$22,961	$240,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,124	$-
Due to shareholders and related companies	75,548	25,548
Net liabilities of discontinued operations	1,688,640	1,683,714

Total Current Liabilities	1,765,312	1,709,262

Total Liabilities	1,765,312	1,709,262

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001 par value, 14,851,079 shares issued and outstanding	14,851	14,851
Additional paid-in capital	2,895,266	2,895,266
Accumulated deficit	(4,652,468)	(4,378,532)

Total Stockholders' Equity (Deficit)	(1,742,351)	(1,468,415)

TOTAL LIABILITIES AND STOKHOLDERS' EQUITY (DEFICIT)	$22,961	$240,847

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$15,000	$130,000	$19,800	$165,000

OPERATING EXPENSES

General and administrative	47,575	150,622	288,810	326,890

Total Operating Expenses	47,575	150,622	288,810	326,890

LOSS FROM OPERATIONS	(32,575)	(20,622)	(269,010)	(161,890)

LOSS FROM DISCONTINUED OPERATIONS	(1,642)	(1,642)	(4,926)	(4,925)

NET LOSS	$(34,217)	$(22,264)	$(273,936)	$(166,815)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,851,079	14,851,079	14,851,079	14,851,079

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(273,936)	$(166,815)
Adjustments to reconcile net loss to net cash used by operating activies:
Changes in operating assets and liabilities:
Accounts payable	1,124	(1,280)

Net Cash Used by Operating Activities	(272,812)	(168,095)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments to shareholders and related companies	-	(5,999)
Bank overdraft	-	3,926
Advance from related companies	50,000	-

Net Cash Provided by (Used by) Financing Activities	50,000	(2,073)

Net Cash Used by Continuing Operations	(222,812)	(170,168)

Net Cash Provided by Discontinuing Operations	4,926	4,925

NET DECREASE IN CASH	(217,886)	(165,243)

CASH AT BEGINNING OF PERIOD	240,847	165,243

CASH AT END OF PERIOD	$22,961	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007	2006

Net (loss) available to common shareholders	$(342,217)	$(22,264)

Wighted average shares	14,851,079	14,851,079

Basic loss per share (based on weighted average shares)	$(0.00)	$(0.00)

	For the Nine Months Ended September 30,
	2007	2006

Net (loss) available to common shareholders	$(273,936)	$(166,815)

Weighted average shares	14,851,079	14,851,079

Basic loss per share (based on weighted average shares)	$(0.02)	$(0.01)

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 3 -	GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $273,936 during the nine month period ended September 30, 2007 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,742,351.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2007, the Company had cash and cash equivalents of $22,961.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2007 and 2008.  However management cannot make any assurances that such financing will be secured.

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2007. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $34,217 on revenues of $15,000 during the 3 month period ended September 30, 2007 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,742,351. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2007, the Company had cash and cash equivalents of $22,961. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2007 and 2008. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 month period ended September 30, 2007 was $15,000, compared to revenues of $130,000 for the same period ended September 30, 2006.

General and administrative costs for the 3 month period ended September 30, 2007 was $47,575 compared to $150,622 for the same period ended September 30, 2006.

For the 3 months ended September 30, 2007 the Company had a net loss of $34,217 compared to a loss of $22,264 for the same period in 2006.

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

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuan to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pusuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.
LION CAPITAL HOLDINGS, INC.

Date: November 9, 2007	/s/ Tim Page
Tim Page, President and Chief Executive Officer