Form 10KSB
period 2007-12-31
LION CAPITAL HOLDINGS INC
filed 2008-04-15
CIK 1109219

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Annual Report Pursuant to
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-26235

 LION CAPITAL HOLDINGS, INC.
(Formally, Telecomm.com,Inc)
(Exact name of registrant as specified in its charter)

Delaware	52-2191043
(State of incorporation)	(I.R.S. Employer Identification No.)

9211 Waterford Centre Blvd, Ste 200, TX	78758
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (512) 615-2453

Securities registered pursuant to Section 12(b) of the Act: Title of each class: Common Name of each exchange on which registered: OTC BB

Securities registered pursuant to Section 12(g) of the Act: Title of each class: Common Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year was $42,800

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31st, 2007: $460,000 (approximately) Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2007: 14,851,500

Traditional Small Business Disclosure Format: No

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

A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,600,000 (pre-split) shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 (pre-split) of the 13,600,000 (pre-split) shares to date, leaving a balance due of 9,800,000 (pre-split) shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,600,000 (pre-split) shares and has retained legal counsel to begin legal proceedings to recover the 9,600,000 (pre-split) shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. However, counsel had agreed to assist in efforts to contact Mr. Aguirre  in order to resolve this issue by the end of 2005. Since these efforts were unsuccessful, LCHI intends to instruct outside counsel to seek a court order canceling these shares.

We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.

LCHI has received a going concern opinion from its auditors for the years ended 2007 and 2006, meaning substantial doubt has been raised in our auditors' eyes about LCHI's ability to continue as a going concern. LCHI has make a loss for the year ended December 31, 2007 totaling $299,288, compared to a profit of $33,237 for the year ended December 31, 2006. LCHI had a capital deficit of $1,737,703 for 2007. Net Revenues in 2007 were $42,800 compared to $117,000 in 2006. LCHI will require additional working capital if it is to remain in business.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Nasdaq approved the Company for trading of Lion Capital Holdings common stock in April 2003 for the Over the Counter Bulletin Board (OTCBB). The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:

Fiscal 2006	High	Low

First Quarter (January 1, 2007 through March 31, 2007)	$0.15	$0.04
Second Quarter (April 1, 2007 through June 30, 2007)	$0.60	$0.05
Third Quarter (July 1, 2007 through September 30, 2007)	$0.50	$0.15
Fourth Quarter (October 1, 2007 through December 31, 2007)	$0.27	$0.12

As of December 31, 2007, there were 14,851,500 Common shares outstanding and 150,000,000 authorized. As of December 31, 2007, there were 82 holders of record of Common Stock. There are no dividends being paid for Common Stock.

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

Overview

As of December 31, 2007 the Company had revenues for the year of $42,800. The Company had a net loss of $299,288 for the year ended December 31, 2007, compared to a net profit for the previous year of $33,237.

During 2007 LCHI has had to overcome numerous issues including:

1. Insufficient working capital and financial backing
2. Lack of volume and low stock price
3. Lack of Clients
4. Lack of marketing support
5. General Stock Market weakness
6. General Economy weakness

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

A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,800,000 (pre-split) shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 (pre-split) of the 13,800,000 (pre-split) shares to date, leaving a balance due of 9,800,000 (pre-split) shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,800,000 (pre-split) shares and intends to retain legal counsel to begin legal proceedings to recover the 9,800,000 (pre-split) shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC. From its inception through mid 2003, the Company was engaged in the business of manufacturing both copper and fiber optic specialty custom cabling for the data and telecommunications industries. In addition to its one subsidiary, Capital Cable & Wire, Inc., the company had aggressively sought acquisitions to further increase its sales in this industry. The Company had not, however, been successful in closing any acquisitions. As such, management, together with the company's board of directors, decided to forgo all such acquisition activities and has corporately decided to shift its core business focus. The Company will no longer be principally engaged in the business of manufacturing copper and fiber optic cables. Capital Cable, dba Austin Wire & Cable, will continue to operate as a subsidiary of Lion Capital Holdings, Inc., and will heretofore account for 100% of the Company's interests in the custom cable industry.

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

Result of Operations

Revenues for the year ended December 31, 2007 were $42,800, a decrease of approximately 36% over revenues of $117,000 for the year ended December 31, 2006. This decrease is due to the Company earning smaller management fees for the year. General and administrative costs were $365.520 for the year ended December 31, 2007 as compared to $77,197 for the same period in 2006. Net loss for the year ended December 31, 2007 was $299,288, compared to a profit of $33,237 for the same period in 2006.

Liquidity and Capital Resources

As of December 31, 2007 we had cash and cash equivalents of $25,669 as compared to $240,847 for 2006. We will require additional funding during the next 12 months to finance the growth of our current operations. We are actively pursuing increases to cash flows and additional sources of financing and believe that such increases and additional financing will generate sufficient cash flow to fund our operations through 2008. However we cannot make any assurances that such matters will be successfully consummated. Management believes that LCHL will require additional funding of at least $250,000 to satisfy its cash requirements over the next 12 months. Management hopes to raise these additional funds from private placements and additional shareholder loans. These additional funds assume that costs remain at the present level.

  We are currently generating very little sources of income from management fees.
  We have no material commitments for capital expenditures at this time.
  We have no seasonal aspects that could cause an effect on our financial condition.
  As of December 31, 2007, the Company owed no salaries to officers. All accrued salaries from previous years were forgiven and written off. In addition, the Company has received advances from various shareholders which have either been forgiven and written off or converted in common stock of the Company.

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

GOING CONCERN

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has minimal business, little capital, no debt, no cash, few assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy. LCHL intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that LCHL will be able to either, (1) increase its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through a private placement, public offerings and/or bank financing necessary to support LCHL's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, LCHL will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to LCHL. These conditions raise substantial doubt about LCHL's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should LCHL be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

LION CAPITAL HOLDINGS, INC. Consolidated Financial Statements December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Lion Capital Holdings, Inc.
Malibu, California

We have audited the accompanying consolidated balance sheet of Lion Capital Holdings, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lion Capital Holdings, Inc. as December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 7, 2008

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheet
December 31, 2007

ASSETS

CURRENT ASSETS

Cash	$25,669

Total Current Assets	25,669

TOTAL ASSETS	$25,669

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$27,542
Due to shareholders and related companies (Note 10)	75,548
Convertible note payable - related company (Note 11)	30,000
Net liabilities of discontinued operations (Note 6)	1,690,282

Total Current Liabilities	1,823,372

Total Liabilities	1,823,372

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

Common stock, 150,000,000 shares authorized of $0.001
par value, 14,851,079 shares issued and outstanding,	14,851
Additional paid-in capital	2,925,266
Accumulated deficit	(4,677,820)

Total Stockholders' Deficit	(1,737,703)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$85,669

The accompanying notes are an integral part of these consoldiated financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006

REVENUES	$42,800	$117,000

OPERATING EXPENSES

General and administrative	365,520	77,197

Total Operating Expenses	365,520	77,197

INCOME (LOSS) FROM OPERATIONS	(322,720)	39,803

OTHER EXPENSES

Interest expense on beneficial conversion	(30,000)	-

INCOME (LOSS) FROM CONTINUING
OPERATIONS	(292,720)	39,803

INCOME TAX PROVISION	-	-

NET INCOME (LOSS) BEFORE
DISCONTINUED OPERATIONS	(292,720)	39,803

LOSS FROM DISCONTINUED
OPERATIONS	(6,568)	(6,566)

NET INCOME (LOSS)	$(299,288)	$33,237

BASIC AND FULLY DILUTED INCOME
(LOSS) PER SHARE

Continuing operations	$(0.02)	$0.00
Discontinued operations	(0.00)	(0.00)

NET LOSS PER SHARE	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,851,079	14,851,079

The accompanying notes are an integral part of these consoldiated financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
For the Period January 1, 2006 through December 31, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, January 1, 2006	14,851,079	$14,851	$2,895,266	$(4,411,769)

Net income for the year ended
December 31, 2006	-	-	-	33,237

Balance, December 31, 2006	14,851,079	14,851	2,895,266	(4,378,532)

Beneficial conversion feature
on notes payable (Note 11)	-	-	30,000	-

Net loss for the year ended
December 31, 2007	-	-	-	(299,288)

Balance, December 31, 2007	14,851,079	$14,851	$2,925,266	$(4,677,820)

The accompanying notes are an integral part of these consoldiated financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(299,288)	$33,237
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Interest expense accretion	30,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	28,000
Accounts payable	27,542	(1,280)

Net Cash Provided (Used) by Operating Activities	(241,747)	59,957

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from shareholders and related companies	50,000	9,081
Proceeds from convertible note	30,000	-

Net Cash Provided by Financing Activities	80,000	9,081

Net Cash Provided (Used) by Continuing Operations	(161,747)	69,038

Net Cash Provided by Discontinuing Operations	6,568	6,566

NET INCREASE (DECREASE) IN CASH	(155,178)	75,604

CASH AT BEGINNING OF PERIOD	240,847	165,243

CASH AT END OF PERIOD	$85,669	$240,847

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Taxes paid	-	-

The accompanying notes are an integral part of these consoldiated financial statements.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Lion Capital Holdings, Inc. (“Lion Capital”) was incorporated in Delaware in July 1999.  Prior to 2001, Lion Capital was engaged in the design and integration of systems for data and Lion Capital in Mexico for customers throughout the United States and Mexico.  Lion Capital was also engaged in (a) the business of manufacturing copper and fiber optic specialty custom cabling in Mexico for distribution in the United States and Mexico, and (b) as a U.S. cable assembly house.  In September 2001, Lion Capital abandoned its ownership of this Mexican subsidiary and in 2002 began winding down its other operation as a cable assembly house.  In mid-2003, Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held.  On October 31, 2004, the Company discontinued its operations in both cable manufacturing and assisting small private companies in becoming publicly held.

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

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e.	Revenue Recognition

Lion Capital applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The SAB 104 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured. The Company’s primary source of revenue is consulting fees. Revenue is recognized by the Company when the consulting services have been performed.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company does not expect the adoption of SFAS 158 to have a material impact on its results of operations, financial position, or cash flow.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations, financial position, or cash flow.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Newly Adopted Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 5” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The Company does not expect the adoption of SFAS 160 to have a material impact on its results of operations, financial position, or cash flow.

h. Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximate the carrying value based on their effective interest rates compared to current market prices.

i.  Beneficial Conversion Feature

The Company has adopted Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.   The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion that is below market value.  This feature is recorded by the Company as a beneficial conversion feature pursuant to EITF Issue No. 98-5 and 00-27.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 -         GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company’s current and total liabilities exceeded its current and total assets by $1,797,703.  This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The consolidated financial statements do not include any adjustments that might be necessary  should  the  Company  be  unable  to  continue  as  a  going concern.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2008 and 2009.  However management cannot make any assurances that such financing will be secured.

NOTE 3 -DEFERRED GAIN

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

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
NOTE 6 -   DISCONTINUED OPERATIONS

On October 31, 2004, the Company discontinued its operations in both the cable assembly operations and assisting small private companies in becoming publicly held.
The following includes the combined net current liabilities for the Company’s discontinued operations as of December 31, 2007:

	Capital Cable Wire, Inc.	Lion Capital Holdings, Inc.	Discontinued Operations
Total Assets	$-	$-	$-

Liabilities			$-
Accounts payable	$1,196,257	$-	$1,196,257
Accrued expenses	58,039	-	58,039
Notes payable - related party	3,594	-	3,594
Notes payable	109,437	-	109,437
Deferred gain	-	322,956	322,956
Total Current Liabilities	$1,367,326	$322,956	$1,690,282

The losses from discontinued operations include the results of operations from January 1, 2004 through the measurement date of October 31, 2004.  The losses from disposal include the results of operations from January 1, 2005 through December 31, 2007.

NOTE 7 -   STOCKHOLDERS’ EQUITY

Effective December 15, 2006, the Company effected a reverse stock split at a ratio of 10 to 1.  All outstanding shares have been adjusted retroactively to reflect this reverse stock split.

NOTE 8 -   INCOME TAXES

From inception through December 31, 2007, Lion Capital had incurred net losses and, therefore, had no tax liability.   The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carryforward is approximately $3,147,000 at December 31, 2007, and will expire in the years 2021 through 2027.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 8 -   INCOME TAXES (continued)

The deferred tax asset and the valuation account are as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax asset:
NOL carryforward	$1,069,000	$947,000
Valuation allowance	(1,069,000)	(947,000)
Total	$-	$-

The components of income tax expense are as follows:

	2007	2006
Current income tax expense (benefit):
Federal	$-	$-
State	-	-

Current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Valuation allowance	$(102,000)	$11,220
Net operating loss carryforward	102,000	(11,220)
Net deferred tax assets	-	-
Income tax provision	$-	$-

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

An officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  Rent expense was approximately $-0- and $805 for 2007 and 2006, respectively.

NOTE 10 – DUE TO SHAREHOLDERS AND RELATED COMPANIES

At December 31, 2007, the Company’s President, his companies, and his extended family members had advanced funds to the Company totaling $75,548. The amounts are non-interest bearing, due on demand, and unsecured.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 10 – DUE TO SHAREHOLDERS AND RELATED COMPANIES (continued)

Amounts due to shareholders and related companies at December 31, 2007 are detailed in the following schedule:

Balance, December 31, 2005	$16,467

Advances received from shareholders and related companies	9,084
Payments made to shareholders and related companies	-

Balance, December 31, 2006	25,548

Advances received from shareholders and related companies	50,000
Payments made to shareholders and related companies	-

Balance, December 31, 2006	$75,548

NOTE 11 – CONVERTIBLE NOTE PAYABLE – RELATED COMPANY

During the year ended December 31, 2007, the Company received $30,000 from a related company pursuant to a convertible note payable. The note bears interest at 9% per annum, is due on demand, and is convertible into common stock at $0.05 per share.

Pursuant to this convertible note payable, the Company recorded a discount on the convertible debt totaling $30,000 pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. Since the note is considered due on demand, beneficial conversion interest for the period ended December 31, 2007 totaled $30,000.

Convertible notes payable at December 31, 2007 are detailed in the following schedule:

Convertible notes payable	$30,000
Less-discount	-
Total Convertible notes payable	$30,000

NOTE 12 – BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128,  Earnings Per Share, the computations of basic income (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 12 – BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE (continued)

	December 31,
	2007	2006
Numerator - income (loss)

Continuing operations	$(292,720)	$39,803
Discontinued operations	(6,568)	(6,566)

Net income (loss)	(299,288)	33,237

Denominator - weighted average number of shares outstanding	14,851,079	14,851,079

Income (loss) per share

Continuing operations	(0.02)	0.00
Discontinued operations	(0.00)	(0.00)

Net income (loss) per share	$(0.02)	$0.00

The shares pursuant to the convertible note payable (Note 11) totaling 600,000 shares were considered for the year ended December 31, 2007, but have been excluded from the fully dilutive loss per share calculation as they are anti-dilutive. There were no common stock equivalents as of December 31, 2006.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of two persons who during the year ended December 31, 2007, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

Timothy T Page. Mr. Page was an officer and director during 2007. Mr. Page failed to timely file forms 3 and 5 for the year ended December 31, 2007.

Martin Cantu. Mr. Cantu was a director during 2007. Mr. Cantu failed to timely file forms 3 and 5 for the year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

There were no salaries paid to any officers during 2007. Mr. Cantu, a director, received a total of 2,100,000 (pre-split) shares of restricted stock on August 18, 2004 for various legal work he performed on behalf of the company. In December 1999, Lion Capital entered into an employment agreement with the Chairman of the Board and Chief Executive Officer. The seven year agreement provided for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provided for a bonus based on gross sales increases. The agreement was cancelled during 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS EQUITY COMPENSATION PLAN INFORMATION SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In December 1999, Lion Capital adopted its Stock Option Plan ("Plan") for its employees. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 10,000,000 (pre-split) shares of common stock under the plan. As of December 31, 2007, all of the options have been canceled under the plan.

In December 1999, Lion Capital adopted the Directors' Stock Option Plan ("Directors Plan") for its non-employee directors. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 3,000,000 (pre-split) shares of common stock under the plan. As of December 31, 2007, all of the options have been canceled under the plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, information concerning ownership of our securities by:

  Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
  there was no preferred stock outstanding;
  Each director;
  Each named executive officer; and
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

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of March 15, 2008, the total number of outstanding shares of the common stock is 14,851,500.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2003, Lion Capital had received advances from various shareholders totaling $80,226.  The advances were payable upon demand and interest of 8% is being imputed.  During 2004, Lion Capital received additional advances of $221,500.  During 2004 and 2003, the Company recorded $14,081 and $11,935 in imputed interest on the advances.  The Company issued 56,545,264 (pre-split) common shares in payment of $282,726 with the remaining $19,000 advances and $15,741 in accrued interest forgiven and recorded as contributions to paid-in-capital.

In October 2005, Lion Capital issued 12,500,000 (pre-split) shares of common stock as repayment for $12,500 advanced by a shareholder.  At the date of the issuance, the value of the 12,500,000 (pre-split) shares was $0.0025 per share, thus the Company recorded an additional financing expense of $18,750 for the year ended December 31, 2005.

At December 31, 2006, the Company’s President and his extended family members had advanced funds to the Company totaling $25,548. The amounts are non-interest bearing, due on demand, and unsecured.

ITEM 13. EXHIBITS

Exhibit no	Exhibit Description
31.1	Certification of Timothy T Page, Chief Executive Officer and Chairman of the Board of Directors of LION CAPITAL HOLDINGS, INC., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Timothy T Page, Chief Executive Officer and Chairman of the Board of Directors of LION CAPITAL HOLDINGS, INC., as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES

The aggregate fees paid to Malone & Bailey, our previous auditors, for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $17,380. The aggregate fees paid to Malone & Bailey for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $11,930. The fees paid to Chisholm, Bierwolf & Nilson, LLC for fiscal year 2004 and 2005 were $4,651.25.The fees paid to Chisholm, Bierwolf & Nilson, LLC for fiscal year 2006 were $6,410.00.The fees paid to Chisholm, Bierwolf & Nilson, LLC for fiscal year 2007 were $6,410.00.

AUDIT-RELATED FEES

The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for assurance and related services, that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 and 2005 were $2,600. No fees were paid for 2007 and 2006.

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

Lion Capital Holdings, Inc.

Date: April 15, 2008	By:	/s/ Timothy T Page
Timothy T Page
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2008	By:	/s/ Timothy T Page
Timothy T Page
Chief Executive Officer and Chairman of the Board of Directors