Form 10-Q
period 2008-03-31
LION CAPITAL HOLDINGS INC
filed 2008-05-20
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the 3 month period ended	March 31, 2008

Commission file number	000-26235

LION CAPITAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	52-2191043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9211 Waterford Centre Blvd, Ste 200 Austin, Texas	78758
(Address of principal executive office)	(Zip Code)

Issuer's telephone number, including area code	(512) 615-2453

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At March 31, 2008, a total of 14,851,079 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.
The following unaudited Financial Statements for the period ended March 31, 2008, have been prepared by LCHI, Inc..

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$1,405	$25,669

Total Current Assets	1,405	25,669

TOTAL ASSETS	$1,405	$25,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$6,419	$27,542
Due to shareholders and related companies	75,548	75,548
Convertible note payable - related company	50,000	30,000
Net liabilities of discontinued operations	1,691,924	1,690,282

Total Current Liabilities	1,823,891	1,823,372

TOTAL LIABILITIES	1,823,891	1,823,372

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001
par value, 14,851,079 shares issued and outstanding	14,851	14,851
Additional paid-in capital	2,945,266	2,925,266
Accumulated deficit	(4,782,603)	(4,737,820)

Total Stockholders' Equity (Deficit)	(1,822,486)	(1,797,703)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,405	$25,669

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2008	2007

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	23,141	125,596

Total Operating Expenses	23,141	125,596

LOSS FROM OPERATIONS	(23,141)	(125,596)

OTHER EXPENSES

Interest expense on beneficial conversion	(20,000)	-

LOSS FROM CONTINUING OPERATIONS	(43,141)	(125,596)

LOSS FROM DISCONTINUED
OPERATIONS	(1,642)	(1,642)

NET LOSS	$(44,783)	$(127,238)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,851,079	14,851,079

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(44,783)	$(127,238)
Adjustments to reconcile net loss to net cash
used by operating activies:
Interest expense accretion	20,000
Changes in operating assets and liabilities:
Accounts payable	(21,123)	1,950

Net Cash Used by Operating Activities	(45,906)	(125,288)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note	20,000	-

Net Cash Provided by Financing Activities	20,000	-

Net Cash Used by Continuing Operations	(25,906)	(125,288)

Net Cash Used by Discontinued Operations	1,642	1,642

NET DECREASE IN CASH	(24,264)	(123,646)

CASH AT BEGINNING OF PERIOD	25,669	240,847

CASH AT END OF PERIOD	$1,405	$117,201

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -   LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31
	2008	2007
Net (loss) available to common shareholders	$(44,783)	$(127,238)
Weighted average shares	14,851,079	14,851,079
Basic loss per share (based on weighted average shares)	$(0.00)	$(0.01)

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 3 -   GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $44,783 during the three month period ended March 31, 2008 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,822,486. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2008, the Company had cash and cash equivalents of $1,405. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2008 and 2009. However management cannot make any assurances that such financing will be secured.

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

For this purpose, any statements that are not statements of historical fact maybe deemed to be forward-looking statements, including the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q/A containing the words believes, anticipates, plans, expects and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q/A. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q/A, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $44,783 on revenues of $0 during the 3 month period ended March 31, 2008 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,822,486. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2008, the Company had cash and cash equivalents of $1,405. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2008 and 2009. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the 3 month period ended March 31, 2008 were $0, compared to revenues of $0 for the same period ended March 31, 2007.

General and administrative costs for the 3 month period ended March 31, 2008 were $23,141 compared to $125,596 for the same period ended March 31, 2007.

For the 3 months ended March 31, 2008 the Company had a net loss of $44,783 compared to a loss of $127,238 for the same period in 2007.

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

(b) Reports on Form 8-K.

None.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-Q complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.
LION CAPITAL HOLDINGS, INC.

Date: May 15, 2008	/s/ Tim Page
Tim Page, President and Chief Executive Officer