Form 10-Q
period 2008-06-30
LION CAPITAL HOLDINGS INC
filed 2008-08-14
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the 3 month period ended	June 30, 2008

Commission file number	000-26235

LION CAPITAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	52-2191043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8140 North Mopac, Bldg 1, Ste 125 Austin, Texas	78759
(Address of principal executive office)	(Zip Code)

Issuer's telephone number, including area code	(512) 615-2453

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At June 30, 2008, a total of 14,851,079 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.
The following unaudited Financial Statements for the period ended June 30, 2008, have been prepared by LCHI, Inc..

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$1,729	$25,669

Total Current Assets	1,729	25,669

TOTAL ASSETS	$1,729	$25,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,000	$27,542
Due to shareholders and related companies	85,548	75,548
Convertible notes payable - related companies	85,000	30,000
Accrued interest on convertible notes payable - related	1,312	-
Net liabilities of discontinued operations	1,693,566	1,690,282

Total Current Liabilities	1,867,426	1,823,372

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001
par value, 14,851,079 shares issued and outstanding	14,851	14,851
Additional paid-in capital	2,980,266	2,925,266
Accumulated deficit	(4,860,814)	(4,737,820)

Total Stockholders' Equity (Deficit)	(1,865,697)	(1,797,703)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,729	$25,669

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$-	$4,800	$-	$4,800

OPERATING EXPENSES

General and administrative	40,257	115,639	63,398	241,235

Total Operating Expenses	40,257	115,639	63,398	241,235

LOSS FROM OPERATIONS	(40,257)	(110,839)	(63,398)	(236,435)

OTHER EXPENSES

Interest expense on beneficial conversion	(35,000)	-	(55,000)	-

LOSS FROM CONTINUING OPERATIONS	(75,257)	(110,839)	(118,398)	(236,435)

LOSS FROM DISCONTINUED
OPERATIONS	(2,954)	(1,642)	(4,596)	(3,284)

NET LOSS	$(78,211)	$(112,481)	$(122,994)	$(239,719)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,851,079	14,851,079	14,851,079	14,851,079

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(122,994)	$(239,719)
Adjustments to reconcile net loss to net cash
used by operating activities:
Interest expense accretion	55,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	(24,230)	1,122

Net Cash Used by Operating Activities	(92,224)	(238,597)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party loans	10,000	-
Proceeds from convertible notes	55,000	-

Net Cash Provided by Financing Activities	65,000	-

Net Cash Used by Continuing Operations	(27,224)	(238,597)

Net Cash Provided by Discontinued Operations	3,284	3,285

NET DECREASE IN CASH	(23,940)	(235,312)

CASH AT BEGINNING OF PERIOD	25,669	240,847

CASH AT END OF PERIOD	$1,729	$5,535

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -      LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30
	2008	2007
Net (loss) available to common shareholders	$		)
Weighted average shares
Basic loss per share (based on weighted average shares)	$		)

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 3 -      GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $122,994 during the six month period ended June 30, 2008 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,865,697. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2008, the Company had cash and cash equivalents of $1,729. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2008 and 2009. However management cannot make any assurances that such financing will be secured.

NOTE 4 -                               CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During the six months ended June 30, 2008, the Company executed two separate “Promissory Convertible Notes” (“Convertible Notes”), for a total of $55,000 with a related company.  The notes bear interest at 9.0% per annum.  Accrued interest on these notes payable at June 30, 2008 totaled $1,312.

The note holder has the right to convert the balance owed on these convertible notes, including interest, into shares of common stock of the Company at $0.01 per share.  The convertible notes has been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Accordingly, a beneficial conversion feature (recorded as interest expense) of $55,000 was recorded for the six months ended June 30, 2008.

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $78,211 on revenues of $0 during the 3 month period ended June 30, 2008 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,865,697. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2008, the Company had cash and cash equivalents of $1,729. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2008 and 2009. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the three months period ended June 30, 2008 were $0, compared to revenues of $4,800 for the same period ended June 30, 2007.  Revenues for the six months period ended June 30, 2008 were $0, as compared to $4,800 for the six months period ended June 30, 2007. The Company did not earn any consulting fees during that period due to a slowdown in business activity.

General and administrative costs for the three months period ended June 30, 2008 were $40,257 compared to $115,639 for the same period ended June 30, 2007. General and administrative costs for the six months period ended June 30, 2008 were $63,398 compared to $241,235 for the same period ended June 30, 2007. General and administrative costs were lower due to a concerted effort made by management to reduce costs since revenues were non-existent.

Net Losses for the three months ended June 30, 2008 were $78,211 compared to net losses of $112,481 for the same period ended June 30, 2007. Net losses for the six months period ended June 30, 2007 were $122,994, as compared to $239,719 for the six months period ended June 30, 2007. The net losses are primarily attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees, and costs associated with the preparation of disclosure documentation.

We did not generate any revenues during the current three and six month periods. The Company expects to continue to incur losses through the fiscal year ended 2008 and, due to the lack of business opportunities, we cannot determine whether we will generate future revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that could offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to June 30, 2008.

Liquidity and Capital Resources

The Company, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2008, the Company had current assets totaling $1,729 and a working capital deficit of $1,865,697. Our assets consisted of cash on hand of $1,729. Current liabilities totaled $1,867,426, which consisted of accounts payable of $2,000, amounts due to shareholders and related parties of $85,548, convertible notes payable to related parties of $85,000, accrued interest on convertible notes of $1,312 and net liabilities of discontinued operations of $1,693,566. Net stockholders’ deficit in the Company was $1,865,697 at June 30, 2008.

 Cash flow used in operating activities for the six months period ended June 30, 2008 was $92,224 as compared to $238,597 in cash flow used in operating activities for the six months period ended June 30, 2007. The cash flow used in operating activities in the current six months period was due primarily to net losses.

Cash flow used in investing activities for the six months period ended June 30, 2008 was $0 as compared to $0 for the six months period ended June 30, 2007.

Cash flow provided by financing activities for the six months period ended June 30, 2008 was $65,000 as compared to $0 for the six months period ended June 30, 2007. Cash flow provided by financing activities in the current six months period was due primarily to proceeds from related parties and convertible loans of $65,000.

The Company’s current assets are insufficient to conduct its intended plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund its operations. We have no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to us on acceptable terms. Therefore, our stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain funding would have a material adverse affect on our plan of operation.

The Company had no formal long term lines or credit or other bank financing arrangements as of June 30 , 2008.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2007, included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

The Company has adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 1, 2005, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to September 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25.

We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.     We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In May 2008, the FASB issued SFAS 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.     In May 2008, the FASB issued SFAS 163 which clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

 The statements contained in the section titled “ Management ’ s Plan of Operations, ” with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

  our anticipated financial performance and business plan;
  the sufficiency of existing capital resources;
  our ability to raise additional capital to fund cash requirements for future operations;
  uncertainties related to the Company's future business prospectus;
  our ability to generate revenues from future operations;
  the volatility of the stock market; and,
  general economic conditions.
We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “ Risk Factors, ” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Risks Factors
 Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in our annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

 Since our inception in 1999, our operation has resulted in continuing losses and an accumulated deficit of $4,727,820 at December 31, 2007, which increased to $4,860,814 at June 30, 2008. We expect to incur losses as long as we continue to generate revenues that are insufficient to cover our expenses. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop new business, which eventuality can in no way be assured.

The Company’s limited financial resources cast severe doubt on our ability to acquire or develop a revenue producing business.

Our future operation is dependent on our ability to generate new revenue sources. However, the prospect of such sources is doubtful due to the Company’s limited financial resources which limitation may act as a deterrent in future revenues. Should we be unable to improve our financial condition through debt or equity offerings our ability to generate new revenue will be severely limited to the extent that the Company will, in all likelihood, be forced to cease operations.

The Company remains dependent on financing arrangements to continue operations.

Our continued operation is dependent on funding provided through private debt or equity placements or by major shareholders in the form of loans. We expect that the Company’s dependence on funding to maintain operations will continue until such future time when a new revenue producing business can sustain its operating requirements. Despite this dependence, the Company has no commitments in place for additional funding.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may   be considered ineffective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1     which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1 which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2 which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3 which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4 which explains that compensation of broker/dealers must be disclosed;
15g-5 which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6 which outlines that broker/dealers must send out monthly account statements; and
15g-9 which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:
·	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

·	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

·	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Item 3. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-QSB, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

 Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this Form 10-QSB, and are incorporated herein by this reference.

(a) Exhibits.

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pusuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-Q complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.
LION CAPITAL HOLDINGS, INC.

Date: August 14, 2008	/s/ Tim Page
Tim Page, President and Chief Executive Officer