Form 10KSB/A
period 2007-12-31
LION CAPITAL HOLDINGS INC
filed 2008-09-18
CIK 1109219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
of 1934 For the Fiscal Year Ended December 31, 2007

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

Page - 1

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (this “Amendment”) amends Lion Capital Holdings Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Original Filing”) originally filed on April 15, 2008 with the Securities and Exchange Commission (the “Commission”) and amended by Amendment No. 1 on Form 10-KSB/A filed with the Commission on September 3, 2008 (“Amendment No. 1”).  We are filing this Amendment for the purpose of revising Item 8(a)(T), Management’s Report on Internal Control over Financial Reporting, to include information required under Item 307 of Regulation S-K contained in Amendment No. 1 and Amendment No. 2.  We also clarify in this Amendment that management timely provided its annual report on the Company’s internal control over financial reporting in accordance with Item 308T of Regulation S-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has also filed with this Amendment updated officer and director signatures.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the date of the Original Filing.

Except for the changes effected by this Amendment No. 2 on Form 10-KSB/A, no modification or update is otherwise made to any other disclosures or exhibits to the Original Filing, as amended by the Prior Amendments.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-KSB/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2007 ANNUAL REPORT AND WE HAVE NOT UPDATED OR AMENDED ANY OTHER DISCLOSURE TO REFLECT SUBSEQUENT EVENTS SINCE THE ORIGINAL FILING DATE.

Page - 2

Item 8A(T) CONTROLS AND PROCEDURES is hereby amended and restated in its entirety as follows:

Item 8A(T).  CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures.  Timothy Page, Lion Capital Holding’s Chief Executive Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures.  In establishing such controls and procedures, he considered, among other factors, a cost-benefit analysis of implementing certain controls and recognized that no matter how well designed and operated, the existence of controls and procedures provide only reasonable assurance of achieving their objectives.

Mr. Page evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 based on (1)  whether there was a design to ensure that material information relating to the Company was made known to our Chief Executive Officer by others, particularly during the period in which this report was being prepared and (2) effective, in that they provided reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded and communicated to our management and then processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Based upon its evaluation, our management has concluded that, as of December  31, 2007, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and related forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and because they failed to make us aware of the requirement to include management's report on internal control over financial reporting in our Annual Report on Form 10-KSB.

Management’s Report on Internal Control Over Financial Reporting.  Under the supervision and with the participation of Timothy T. Page, our Chief Executive Officer, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our management conducted its annual evaluation of the effectiveness of our internal controls over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management reviewed its policies and procedures designed to (1) maintain records in reasonable detail so that transactions concerning the Company’s assets are accurately and fairly reflected; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Controls.  Our management, including our Chief Executive Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Page - 3

Changes in Company’s Internal Controls over Financial Reporting. In management’s opinion, there were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter for the year ending December 31, 2007, covered by this report, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lion Capital Holdings, Inc.
(Registrant)

Dated: September 17, 2008	/s/ Timothy T. Page
Timothy T. Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons in the capacities and as of the dates indicated:

Lion Capital Holdings, Inc.
(Registrant)

Dated: September 17, 2008	/s/ Timothy T. Page
Timothy T. Page, Chief Executive Officer, Chairman of the Board of Directors (Principle Executive Officer)

Dated: September 17, 2008	/s/ Timothy T. Page
Timothy T. Page, Chief Financial Officer (Principal Financial Officer)

Dated: September 17, 2008	/s/ Timothy T. Page
Timothy T. Page, Director

Page - 4