Form 10-Q
period 2008-09-30
LION CAPITAL HOLDINGS INC
filed 2008-11-14
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the 3 month period ended	September 30, 2008

Commission file number	000-26235

LION CAPITAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	52-2191043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8140 North Mopac, Bldg 1, Ste 125 Austin, Texas	78759
(Address of principal executive office)	(Zip Code)

Issuer's telephone number, including area code	(512) 615-2453

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At September 30, 2008, a total of 14,851,079 shares of registrant's Common Stock were outstanding.

Page - 1

Page - 2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.
The following unaudited Financial Statements for the period ended September 30, 2008, have been prepared by LCHI, Inc..

LION CAPITAL HOLDINGS, INC. Consolidated Financial Statements September 30, 2008 and December 31, 2007

C O N T E N T S

Page - 3

ACCOUNTANTS’ REPORT

To the Board of Directors and Management of
Lion Capital Holdings, Inc.
Malibu, California

We have compiled the accompanying consolidated balance sheet of Lion Capital Holdings, Inc. as of September 30, 2008 and December 31, 2007, and the related consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2008 and 2007, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying consolidated financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

/s/Stayner, Bates & Jensen, P.C.
Stayner, Bates & Jensen, P.C.
November 3, 2008

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$4,553	25,669

Total Current Assets	4,553	25,669

PROPERTY AND EQUIPMENT	4,488	-

TOTAL ASSETS	$9,041	25,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,000	27,542
Due to shareholders and related companies	85,548	75,548
Convertible notes payable - related companies	105,000	30,000
Accrued interest on convertible notes payable - related	3,007	-
Net liabilities of discontinued operations	1,695,208	1,690,282

Total Current Liabilities	1,890,763	1,823,372

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001
par value, 14,851,079 shares issued and outstanding	14,851	14,851
Additional paid-in capital	3,000,266	2,925,266
Accumulated deficit	(4,896,839)	(4,737,820)

Total Stockholders' Equity (Deficit)	(1,881,722)	(1,797,703)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,041	25,669

See accompanying notes and accountants’ report.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$30,020	15,000	30,020	19,800

OPERATING EXPENSES

General and administrative	42,627	47,575	106,025	288,810
Depreciation	81	-	81	-
Total Operating Expenses	42,708	47,575	106,106	288,810

LOSS FROM OPERATIONS	(12,688)	(32,575)	(76,086)	(269,010)

OTHER EXPENSES

Interest expense	(21,695)	-	(78,007)	-

LOSS FROM CONTINUING OPERATIONS	(34,383)	(32,575)	(154,093)	(269,010)

LOSS FROM DISCONTINUED
OPERATIONS	(3,284)	(1,642)	(4,926)	(4,926)

NET LOSS	$(37,667)	(34,217)	(159,019)	(273,936)

BASIC LOSS PER SHARE	$(0.00)	(0.00)	(0.01)	(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,851,079	14,851,079	14,851,079	14,851,079

See accompanying notes and accountants’ report.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(159,019)	$(273,936)
Adjustments to reconcile net loss to net cash
used by operating activities:
Interest expense accretion	75,000	-
Depreciation	81	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	(22,535)	1,124

Net Cash Used by Operating Activities	(106,473)	(272,812)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(4,569)	-
	(4,569)	-
Net Cash Used in Investing Activities:

CASH FLOWS FROM FINANCING ACTIVITIES:

Advance from related companies	-	50,000
Proceeds from related party loans	10,000	-
Proceeds from convertible notes	75,000	-

Net Cash Provided by Financing Activities	85,000	50,000

Net Cash Used by Continuing Operations	(26,042)	(222,812)

Net Cash Provided by Discontinued Operations	4,926	4,926

NET DECREASE IN CASH	(21,116)	(217,886)

CASH AT BEGINNING OF PERIOD	25,669	240,847

CASH AT END OF PERIOD	$4,553	22,961

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	-
Taxes paid	$-	-

See accompanying notes and accountants’ report.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 -    BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2008 and 2007:

	For the
	Three Months Ended
	September 30,
	2008	2009
Net (loss) available to
common shareholders	$(37,667)	$(34,217)

Weighted average shares	14,851,079	14,851,079

Basic loss per share (based
on weighted average shares)	$(0.00)	$(0.00)

	For the
	Nine Months Ended
	September 30,
	2008	2009
Net (loss) available to
common shareholders	$(159,019)	$(273,936)

Weighted average shares	14,851,079	14,851,079

Basic loss per share (based
on weighted average shares)	$(0.01)	$(0.02)

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 3 -  GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $159,019 during the nine month period ended September 30, 2008 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,881,722.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2008, the Company had cash and cash equivalents of $4,553.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2008 and 2009.  However management cannot make any assurances that such financing will be secured.

NOTE 4 -  CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During the nine months ended September 30, 2008, the Company executed three separate “Promissory Convertible Notes” (“Convertible Notes”), for a total of $105,000 with a related company.  The notes bear interest at 9.0% per annum.  Accrued interest on these notes payable at September 30, 2008 totaled $3,007.

The note holder has the right to convert the balance owed on these convertible notes, including interest, into shares of common stock of the Company at $0.01 per share.  The convertible notes has been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Accordingly, a beneficial conversion feature (recorded as interest expense) of $75,000 was recorded for the nine months ended September 30, 2008.

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

Page - 10

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2008. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

Page - 11

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $37,667 on revenues of $30,020 during the 3 month period ended September 30, 2008 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,881,722. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2008, the Company had cash and cash equivalents of $4,553. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2008 and 2009. However we cannot make any assurances that such financing will be secured.

Page - 12

RESULTS OF OPERATIONS

Revenues for the three months period ended September 30, 2008 were $30,020, compared to revenues of $15,000 for the same period ended September 30, 2007.  Revenues for the nine months period ended September 30, 2008 were $30,020, as compared to $19,800 for the nine months period ended September 30, 2007. The Company received consulting fees during that period for various work performed on behalf of one of it’s clients.

General and administrative costs for the three months period ended September 30, 2008 were $42,627 compared to $47,575 for the same period ended September 30, 2007. General and administrative costs for the nine months period ended September 30, 2008 were $106,025 compared to $288,810 for the same period ended September 30, 2007. General and administrative costs were slightly lower due to efforts made by management to reduce costs and limit expenditure due the slowdown in the economy.

Net Losses for the three months ended September 30, 2008 were $37,667 compared to net losses of $34,217 for the same period ended September 30, 2007. Net losses for the nine months period ended September 30, 2007 were $159,019, as compared to $273,936 for the nine months period ended September 30, 2007. The net losses are primarily attributable to general and administrative expenses as well as interest expenses totaling $$21,695. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees, and costs associated with the preparation of disclosure documentation.

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

Capital Expenditures

The Company expended $4,488 on capital equipment for the three months to September 30, 2008.

Liquidity and Capital Resources

The Company, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2008, the Company had current assets totaling $4,553 and a working capital deficit of $1,881,722. Our assets consisted of cash on hand of $4,553 and property and equipment of $4,488, totaling $9,041. Current liabilities totaled $1,890,763, which consisted of accounts payable of $2,000, amounts due to shareholders and related parties of $85,548, convertible notes payable to related parties of $105,000, accrued interest on convertible notes of $3,007 and net liabilities of discontinued operations of $1,695,208. Net stockholders’ deficit in the Company was $1,881,722 at September 30, 2008.

 Cash flow used in operating activities for the nine months period ended September 30, 2008 was $106,473 as compared to $272,812 in cash flow used in operating activities for the nine months period ended September 30, 2007. The cash flow used in operating activities in the current nine months period was due to net losses and the decrease in accounts payable.

Cash flow used in investing activities for the nine months period ended September 30, 2008 was $4,569 as compared to $0 for the nine months period ended September 30, 2007. This amount was spent on various office equipment.

Cash flow provided by financing activities for the nine months period ended September 30, 2008 was $85,000 as compared to $50,000 for the nine months period ended September 30, 2007. Cash flow provided by financing activities in the current nine months period was due primarily to proceeds from related parties and convertible loans of $105,000.

Page - 13

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

The Company had no formal long term lines or credit or other bank financing arrangements as of September 30, 2008.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Page - 14

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

 The statements contained in the section titled “ Management ’ s Plan of Operations, ” with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company's future business prospectus;
•	our ability to generate revenues from future operations;
•	the volatility of the stock market; and,
•	general economic conditions.

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

 Since our inception in 1999, our operation has resulted in continuing losses and an accumulated deficit of $4,737,820 at December 31, 2007, which increased to $4,896,839 at September 30, 2008. We expect to incur losses as long as we continue to generate revenues that are insufficient to cover our expenses. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop new business, which eventuality can in no way be assured.

Page - 15

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

Page - 16

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page - 17

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

(a) Exhibits.

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pusuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pusuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

Page - 18

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-Q complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.
LION CAPITAL HOLDINGS, INC.

Date: November 14, 2008	/s/ Tim Page
Tim Page, President and Chief Executive Officer

Page - 19