Form 10-K
period 2007-12-31
LION CAPITAL HOLDINGS INC
filed 2009-04-13
CIK 1109219

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission file number: 000-26235

LION CAPITAL HOLDINGS, INC. (Formerly Telecomm.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware		52-2191403
(State of incorporation)		(I.R.S. Employer Identification No.)

8140 North Mopac, Bldg 1, Ste 125		78759
(Address of principal executive offices)		(Zip Code)
(512) 615-2453
Registrant's telephone number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year was $30,000

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31st, 2008: $20,000 (approximately)

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2008: 14,851,500

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

    In 1999, LCHI also acquired all but one share of TIC Cables Electronica y Suministros, S.A. de C.V., incorporated in Mexico in 1989, thus making TIC a 99.99%-owned subsidiary of LCHI. As TIC is engaged in the design and integration of systems for data and TIC communications in Mexico, LCHI management believed the acquisition would provide strategic competitive advantages, which proved true throughout most of 2000. However, in 2001, due to a lack of control over operations at TIC, the difficulty in the Mexican economy and excessive losses at TIC's facilities in Mexico, LCHI's Board of Directors, in a meeting held September 6, 2001, voted to abandon TIC operations. LCHI has divested itself of its interest in TIC and is in the process of returning all TIC shares to its president, Jesus Aguirre.

    A subsequent meeting of the Board of Directors of LCHI was held on April 11, 2002 in which all Directors were present, including Mr. Aguirre. At this meeting Mr. Aguirre requested that he be dismissed from LCHI's Board and agreed to return 13,600,000 (pre-split) shares of LCHI common stock issued to him in the TIC acquisition. Mr. Aguirre has returned 4,000,000 (pre-split) of the 13,600,000 (pre-split) shares to date, leaving a balance due of 9,800,000 (pre-split) shares. Since that time, all attempted communications with Mr. Aguirre have been unsuccessful. As such, LCHI has placed a stop transfer order with its transfer agent on the remaining 9,600,000 (pre-split) shares and has retained legal counsel to begin legal proceedings to recover the 9,600,000 (pre-split) shares still retained by Mr. Aguirre. The status of these proceedings is still formative as we are not able to bear the expense of such proceedings at this time. However, counsel had agreed to assist in efforts to contact Mr. Aguirre  in order to resolve this issue by the end of 2008. Since these efforts were unsuccessful, LCHI intends to instruct outside counsel to seek a court order canceling these shares.We have not legally transferred our ownership interest in TIC to Mr. Aguirre, and based on consultation with legal counsel, LCHI does not have any continuing or contingent liabilities related to TIC.

    LCHI has received a going concern opinion from its auditors for the years ended 2008 and 2007, meaning substantial doubt has been raised in our auditors' eyes about LCHI's ability to continue as a going concern. LCHI has make a loss for the year ended December 31, 2008 totaling $211,415, compared to a loss of $359,288 for the year ended December 31, 2007. LCHI had a capital deficit of $1,911,618 for 2008. Net Revenues in 2008 were $30,000 compared to $42,800 in 2008. LCHI will require additional working capital if it is to remain in business.

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

    At the end of 2004, Lion Capital was in discussions with Sun Motor, a reverse merger candidate, based in China, but the discussions broke down at the beginning of 2005, due to certain frivolous legal actions brought against Lion Capital by Elaine Selan vs Andrew Stack et al. As of this filing, the trial judge has entered an order dismissing with prejudice the claims of the plaintiff, Elaine Selan, but the litigation continues as to Lion Capital's counterclaim and an attempt by a third party, SIAD, US, Inc to intervene. Lion Capital filed a form 8-K/A dated May 19, 2005 to this effect. Although the transaction with Sun Motor has collapsed, Lion Capital continues to seek prospective merger candidates. On March 27, 2009, Lion Capital entered into an irrevocable letter of intent to acquire 100% of DeFi Mobile Ltd,,a privately held telecommunications company. The acquisition is subject to the entry into a material definitive agreement regarding the transaction, shareholder approvals, if applicable, and the satisfaction or waiver of certain conditions customary to transactions of this type.  The Company intends to complete the transaction on or before May 30, 2009. The timing and completion of the acquisition is subject to shareholder approval of DeFi Mobile Ltd., applicable securities laws and other factors. There can be no assurance that this transaction will be completed in a timely manner if at all.

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

    In 2004, Lion Capital issued 8,767,000 (pre-split) shares for consulting expenses of $114,510.

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

    In 1999, LCHI also acquired all but one share of TIC Cables Electronica y Suministros, S.A. de C.V., incorporated in Mexico in 1989, thus making TIC a 99.99%-owned subsidiary of LCHI. As TIC is engaged in the design and integration of systems for data and TIC communications in Mexico, LCHI management believed the acquisition would provide strategic competitive advantages, which proved true throughout most of 2000. However, in 2001, due to a lack of control over operations at TIC, the difficulty in the Mexican economy and excessive losses at TIC's facilities in Mexico, LCHI's Board of Directors, in a meeting held September 6, 2001, voted to abandon TIC operations. LCHI has divested itself of its interest in TIC and is in the process of returning all TIC shares to its president, Jesus Aguirre.

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

    At the end of 2004, Lion Capital was in discussions with Sun Motor, a reverse merger candidate, based in China, but the discussions broke down at the beginning of 2005, due to certain frivolous legal actions brought against Lion Capital by Elaine Selan vs Andrew Stack et al. As of this filing, the trial judge has entered an order dismissing with prejudice the claims of the plaintiff, Elaine Selan, but the litigation continues as to Lion Capital's counterclaim and an attempt by a third party, SIAD, US, Inc to intervene. Lion Capital filed a form 8-K/A dated May 19, 2005 to this effect. Although the transaction with Sun Motor has collapsed, Lion Capital continues to seek prospective merger candidates. On March 27, 2009, Lion Capital Holdings, Inc. entered into an irrevocable Letter of Intent for the acquisition DeFi Mobile Ltd.,a privately held telecommunications company. The acquisition is subject to the entry into a material definitive agreement regarding the transaction, shareholder approvals, if applicable, and the satisfaction or waiver of certain conditions customary to transactions of this type.  The Company intends to complete the transaction on or before May 30, 2009. The timing and completion of the acquisition is subject to shareholder approval of DeFi Mobile Ltd., applicable securities laws and other factors. There can be no assurance that this transaction will be completed in a timely manner if at all. The Company was approved for trading by NASD in April, 2003 for the Over the Counter Bulletin Board (OTCBB).

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's principal office is located at 8140 north mopac, bldg 1, ste 125, Austin, Texas, 78759. The Company receives free office space on a month-to- month basis with a rent of approximately $0 per month.. The Company does not own any real estate at this time nor does it have any real estate mortgages or investments in real estate of any kind.

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

    Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Nasdaq approved the Company for trading of Lion Capital Holdings common stock in April 2003 for the Over the Counter Bulletin Board (OTCBB). The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:

Fiscal 2008	High	Low
First Quarter (January 1, 2008 through March 31, 2008)	$.015	$0.08
Second Quarter (April 1, 2008 through June 30, 2008)	$0.12	$0.06
Third Quarter (July 1, 2008 through September 30, 2008)	$.010	$0.06
Fourth Quarter (October 1, 2008 through December 31, 2008)	$0.06	$0.005

    As of December 31, 2008, there were 14,851,500 Common shares outstanding and 150,000,000 authorized.

    As of December 31, 2008, there were 82 holders of record of Common Stock. There are no dividends being paid for Common Stock.

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

Overview

    As of December 31, 2008 the Company had revenues for the year of $30,000. The Company had a net loss of $211,415 for the year ended December 31, 2008, compared to a net loss for the previous year of $359,288.

    During 2008 LCHI has had to overcome numerous issues including:
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

    At the end of 2004, Lion Capital was in discussions with Sun Motor, a reverse merger candidate, based in China, but the discussions broke down at the beginning of 2005, due to certain frivolous legal actions brought against Lion Capital by Elaine Selan vs Andrew Stack et al. As of this filing, the trial judge has entered an order dismissing with prejudice the claims of the plaintiff, Elaine Selan, but the litigation continues as to Lion Capital's counterclaim and an attempt by a third party, SIAD, US, Inc to intervene. Lion Capital filed a form 8-K/A dated May 19, 2005 to this effect. Although the transaction with Sun Motor has collapsed, Lion Capital continues to seek prospective merger candidates. On March 27, 2009, Lion Capital Holdings, Inc. entered into an irrevocable Letter of Intent for the acquisition DeFi Mobile Ltd.,a privately held telecommunications company. The acquisition is subject to the entry into a material definitive agreement regarding the transaction, shareholder approvals, if applicable, and the satisfaction or waiver of certain conditions customary to transactions of this type.  The Company intends to complete the transaction on or before May 30, 2009. The timing and completion of the acquisition is subject to shareholder approval of DeFi Mobile Ltd., applicable securities laws and other factors. There can be no assurance that this transaction will be completed in a timely manner if at all.

Result of Operations

    Revenues for the year ended December 31, 2008 were $30,000, a decrease of approximately 30% over revenues of $42,800 for the year ended December 31, 2007. This decrease is due to the Company earning smaller management fees for the year. General and administrative costs were $132,125 for the year ended December 31, 2008 as compared to $365,520 for the same period in 2007.  The decrease was as a result of cost cutting due to the downturn in the economy.

    Net loss for the year ended December 31, 2008 was $211,415, compared to a net loss of $359,288 for the same period in 2007. The decrease in loss was as a result of the lower general and administration expenses.

Liquidity and Capital Resources

    As of December 31, 2008 we had cash and cash equivalents of $3,215 as compared to $25,669 for 2007. We will require additional funding during the next 12 months to finance the growth of our current operations. We are actively pursuing increases to cash flows and additional sources of financing and believe that such increases and additional financing will generate sufficient cash flow to fund our operations through 2009. However we cannot make any assurances that such matters will be successfully consummated.

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

    We have no seasonal aspects that could cause an effect on our financial condition. As of December 31, 2008, the Company owed no salaries to officers. All accrued salaries from previous years were forgiven and written off. In addition, the Company has received advances from various shareholders which have either been forgiven and written off or converted in common stock of the Company.

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

GOING CONCERN

    The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has minimal business, little capital, excessive debt, no cash, few assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

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

ITEM 7. FINANCIAL STATEMENTS

LION CAPITAL HOLDINGS, INC. Consolidated Financial Statements December 31, 2008 and 2007

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Lion Capital Holdings, Inc.

We have audited the accompanying balance sheets of Lion Capital Holdings, Inc. as of December 31, 2008 and 2007 , and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lion Capital Holdings, Inc. at December 31, 2008 and  2007, and the results of its operations and cash flows for the years  then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Lion Capital Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Lion Capital Holdings, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf, Nilson & Morrill
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, UT
April 7, 2009

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

ASSETS

CURRENT ASSETS	2008	2007

Cash	$3,215	$25,669

Total Current Assets	3,215	25,669

PROPERTY AND EQUIPMENT, net (Notes 1 and 3)	4,324	-

TOTAL ASSETS	$7,539	$25,669

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$4,281	$27,542
Due to shareholders and related companies (Note 10)	85,548	75,548
Convertible notes payable - related companies, net (Note 11)	127,500	30,000
Accrued interest on convertible notes payable - related (Note 11)	4,978	-
Net liabilities of discontinued operations (Note 7)	1,696,850	1,690,282

Total Current Liabilities	1,919,157	1,823,372

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

Common stock, 150,000,000 shares authorized of $0.001
par value, 14,851,079 shares issued and outstanding	14,851	14,851
Additional paid-in capital	3,022,766	2,925,266
Accumulated deficit	(4,949,235)	(4,737,820)

Total Stockholders' Deficit	(1,911,618)	(1,797,703)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$7,539	$25,669

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

	2008	2007

REVENUES	$30,000	$42,800

OPERATING EXPENSES

General and administrative	132,125	365,520
Depreciation	245	-

Total Operating Expenses	132,369	365,520

LOSS FROM OPERATIONS	(102,369)	(322,720)

OTHER EXPENSES

Interest expense, including interest
expense on beneficial conversion	(102,478)	(30,000)

LOSS FROM CONTINUING OPERATIONS	(204,847)	(352,720)

INCOME TAX PROVISION (Note 8)	-	-

NET LOSS BEFORE DISCONTINUED
OPERATIONS	(204,847)	(352,720)

LOSS FROM DISCONTINUED
OPERATIONS	(6,568)	(6,568)

NET LOSS	$(211,415)	$(359,288)

BASIC AND FULLY DILUTED LOSS
PER SHARE

Continuing operations	$(0.01)	$(0.02)
Discontinued operations	(0.00)	(0.00)

NET LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,851,079	14,851,079

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
For the Period January 1, 2007 through December 31, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, January 1, 2007	14,851,079	$14,851	$2,895,266	$(4,378,532)

Beneficial conversion feature
on notes payable (Note11)	-	-	30,000	-

Net loss for the year ended
December 31, 2007	-	-	-	(359,288)

Balance, December 31, 2007	14,851,079	14,851	2,925,266	(4,737,820)

Beneficial conversion feature
on notes payable (Note 11)	-	-	97,500	-

Net loss for the year ended
December 31, 2008	-	-	-	(211,415)

Balance, December 31, 2008	14,851,079	$14,851	$3,022,766	$(4,949,235)

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(211,415)	$(359,288)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest expense accretion	97,500	30,000
Depreciation	245	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	(18,283)	27,542

Net Cash Used in Operating Activities	(131,953)	(301,747)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(4,569)	-

Net Cash Used in Investing Activities:	(4,569)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party loans	10,000	50,000
Proceeds from convertible notes	97,500	30,000

Net Cash Provided by Financing Activities	107,500	80,000

Net Cash Used in Continuing Operations	(29,022)	(221,747)

Net Cash Provided by Discontinued Operations	6,568	6,568

NET DECREASE IN CASH	(22,454)	(215,178)

CASH AT BEGINNING OF PERIOD	25,669	240,847

CASH AT END OF PERIOD	$3,215	$25,669

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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

On January 1, 2007, Lion Capital adopted Financial Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, Lion Capital performed a review of its material tax positions in accordance with and measurement standards established by FIN 48.  At the adoption date of January 1, 2007, Lion Capital had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2007 or 2008.  Lion Capital also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  As Lion Capital has significant net operating loss carry forwards, even if certain of Lion Capital’s tax positions were disallowed, it is not foreseen that Lion Capital would have to pay any taxes in the near future.  Consequently, Lion Capital does not calculate the impact of interest or penalties on amounts that might be disallowed.

Lion Capital files income tax returns in the U.S. federal and Texas jurisdictions.  With few exceptions, Lion Capital is no longer subject to U.S. federal, state and local tax authorities for years before 2002.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g.	Newly Adopted Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. The adoption of SFAS 159 did not have a material impact on Lion Capital’s results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. Lion Capital does not expect the adoption of SFAS 141(R) to have a material impact on its results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 5” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. Lion Capital does not expect the adoption of SFAS 160 to have a material impact on its results of operations, financial position, or cash flow.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g.	Newly Adopted Pronouncements (Continued)

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Lion Capital does not expect the adoption of SFAS No. 161 to have a material impact on its results of operations, financial position, or cash flow.

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on Lion Capital’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement will require no changes in Lion Capital’s financial reporting practices.

h. Beneficial Conversion Feature

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

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximate the carrying value based on their effective interest rates compared to current market prices.

j. Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvement are capitalized.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.  Depreciation is computed using the straight-line method over a period of seven years.

NOTE 2 -       GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company’s current and total liabilities exceeded its current assets by $1,915,942 and $1,797,703 as of December 31, 2008 and 2007, respectively.  This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The consolidated financial statements do not include any adjustments that might be necessary  should  the  Company  be  unable  to  continue  as  a  going concern.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2009 and 2010.  However management cannot make any assurances that such financing will be secured.

NOTE 3 -       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007

Furniture and fixtures	$4,569	$-

Less: accumulated depreciation	(245)	-

Property and equipment, net	$4,324	$-

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 -       PROPERTY AND EQUIPMENT (Continued)

Depreciation expense on property and equipment was $245 and $0 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4 -       DEFERRED GAIN

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

NOTE 6 -   NOTES PAYABLE – RELATED PARTIES

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
The following includes the combined net current liabilities for the Company’s discontinued operations as of December 31, 2008:

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 7 -   DISCONTINUED OPERATIONS (Continued)

	Capital Cable	Lion Capital	Discontinued
	Wire, Inc.	Holdings, Inc.	Operations

Total Assets	$-	$-	$-

Liabilities
Accounts payable	$1,202,825	$-	$1,202,825
Accrued expenses	58,039	-	58,039
Notes payable - related party	3,594	-	3,594
Notes payable	109,437	-	109,437
Deferred gain	-	322,956	322,956

Total Current Liabilities	$1,373,894	$322,956	$1,696,850

The losses from discontinued operations include the results of operations from January 1, 2004 through the measurement date of October 31, 2004.  The losses from disposal include the results of operations from January 1, 2005 through December 31, 2008.

NOTE 8 -   INCOME TAXES

From inception through December 31, 2008, Lion Capital had incurred net losses and, therefore, had no tax liability.   The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carryforward is approximately $3,358,000 at December 31, 2008, and will expire in the years 2021 through 2028.

The deferred tax asset and the valuation account are as follows at December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Deferred tax asset:
NOL Carryforward	$1,141,000	$1,069,000
Valuation allowance	(1,141,000)	(1,069,000)
Total	$-	$-

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 8 -   INCOME TAXES (Continued)

The components of income tax expense are as follows:
	2008	2007

Current income tax expense (benefit):
Federal	$-	$-
State	-	-

Current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Valuation allowance	$(72,000)	$(122,000)
Net operating loss carryforward	72,000	122,000

Net deferred tax assets	-	-

Income tax provision	$-	$-

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

An officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  Rent expense was $-0-  for the years ended December 31, 2008 and 2007.

NOTE 10 – DUE TO SHAREHOLDERS AND RELATED COMPANIES

At December 31, 2008 and 2007, the Company’s President, his companies, and his extended family members had advanced funds to the Company totaling $85,548 and $75,548, respectively. The amounts are non-interest bearing, due on demand, and unsecured.

Amounts due to shareholders and related companies at December 31, 2008 and 2007 are detailed in the following schedule:

Balance, December 31, 2006	$25,548

Advances received from shareholders and related companies	50,000
Payments made to shareholders and related companies	-

Balance, December 31, 2007	75,548

Advances received from shareholders and related companies	10,000
Payments made to shareholders and related companies	-

Balance, December 31, 2008	$85,548

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED COMPANIES

During the year ended December 31, 2007, the Company received a total of $30,000 from a related company pursuant to a convertible note payable. The note bears interest at 9% per annum, is due on demand, and is convertible into common stock at $0.05 per share.

During the year ended December 31, 2008, the Company executed five separate “Promissory Convertible Notes” (“Convertible Notes”), for a total of $97,500 with certain related companies.  The notes bear interest at 9.0% per annum.  Accrued interest on these notes payable at December 31, 2008 totaled $4,978.

The note holders on the additional notes during 2008 have the right to convert the balance owed on these convertible notes, including interest, into shares of common stock of the Company at $0.01 per share.  All of the convertible notes have been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Accordingly, a beneficial conversion feature (recorded as interest expense) of $97,500 and $30,000 was recorded for the year ended December 31, 2008 and 2007, respectively.

Convertible notes payable at December 31, 2008 and 2007 are detailed in the following schedule:
	December 31,
	2008	2007

Convertible notes payable	$127,500	$30,000
Less: discount	-	-

Total Convertible notes payable	$127,500	$30,000

NOTE 12 – BASIC AND FULLY DILUTED LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 12 – BASIC AND FULLY DILUTED LOSS PER SHARE (Continued)

The shares pursuant to the convertible notes payable (Note 11) totaling 2,550,000 and 600,000 were considered for the years ended December 31, 2008 and 2007, respectively, but have been excluded from the fully diluted loss per share calculations as they are anti-dilutive.

	December 31,
	2008	2007

Numerator - loss

Continuing operations	$(204,847)	$(352,720)
Discontinued operations	(6,568)	(6,568)

Net loss	$(211,415)	$(359,288)

Denominator - weighted average number of
shares outstanding	14,851,079	14,851,079

Loss per share

Continuing operations	$(0.01)	$(0.02)
Discontinued operations	(0.00)	(0.00)

Net loss per share	$(0.01)	$(0.02)

NOTE 13 – SUBSEQUENT EVENT

Subsequent to December 31, 2008, the Company entered into a “Letter of Intent” (“LOI”) with DeFi Mobile, Ltd. (“DeFi”), whereby the Company has the irrevocable right to acquire DeFi on or before June 30, 2009, on the following terms and conditions:

1.
The Company will acquire all assets, liabilities and issued and outstanding shares of DeFi as follows: one share of the Company’s common stock for each DeFi share of common and Series A preferred shares.

2.	The Company will also issue to the DeFi preferred shareholders 25% warrant coverage at $0.25 per share for a two-year term, and 25% warrant coverage at $0.50 per share for a two-year term.
3.	Upon finalization of the agreement, the Company will change its name to DeFi Mobile, Ltd.
4.	Certain holders of the convertible notes payable will convert these notes into shares of the Company’s common stock at $0.10 per share, the day that the purchase agreement is signed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On August 7, 2004, our Board of Directors voted to change our auditors from Malone & Bailey to Chisholm, Bierwolf, Nilson & Morrill, LLC.

    Malone & Bailey had audited our financials statements for the two fiscal years ended December 31, 2003 and 2002 and its reports for each of the two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between us and Malone & Bailey on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of the change in auditors to CBN. Our board of directors has confirmed that we will continue our engagement with CBN and has approved the change in auditors from Malone & Bailey. During the two most recent fiscal years ended December 31, 2003 and2002, and through August 7, 2004, we did not consult with Chisholm,Bierwolf, Nilson & Morrill, LLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm, Bierwolf, Nilson & Morrill, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

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

    Martin T. Cantu is the President and CEO of Montiview Equity, Inc. Montivew is the owner of Trian, LLC, a national mortgage banker and lender. Mr. Cantu has been involved in the mortgage business since 1986. Mr. Cantu is also a Director of Lion Capital Holdings, Inc. since 2001.   Martin Cantu has submitted his resignation effective March 30, 2009.

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

    Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of two persons who during the year ended December 31, 2008, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:
  Timothy T Page. Mr. Page was an officer and director during 2008. Mr. Page failed to timely file forms 3 and 5 for the year ended December 31, 2008.
  Martin Cantu. Mr. Cantu was a director during 2008. Mr. Cantu failed to timely file forms 3 and 5 for the year ended December 31, 2008.
ITEM 10. EXECUTIVE COMPENSATION

    There were no salaries paid to any officers during 2008. Mr. Cantu, a director, received a total of 2,100,000 (pre-split) shares of restricted stock on August 18, 2004 for various legal work he performed on behalf of the company.

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

    In December 1999, Lion Capital adopted its Stock Option Plan ("Plan") for its employees. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 10,000,000 (pre-split) shares of common stock under the plan. As of December 31, 2008, all of the options have been canceled under the plan.

    In December 1999, Lion Capital adopted the Directors' Stock Option Plan ("Directors Plan") for its non-employee directors. Options issued will generally be granted at no less than 80% of the fair market value of the common stock at the date of grant. Lion Capital has reserved 3,000,000 (pre-split) shares of common stock under the plan. As of December 31, 2008, all of the options have been canceled under the plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of December 31, 2008, information concerning ownership of our securities by:
  Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
  There was no preferred stock outstanding;
  Each director;
  Each named executive officer; and
  All directors and officers as a group.

	COMMON STOCK BENEFICIALLY OWNED (2)
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENT
Timothy T. Page (3)	11,126,375	75.94%
Jesus Aguirre	960,000	6.55%
Martin Cantu	210,0000	1.43%
All directors and officers as a group	11,336,375	77.37%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Lion Capital Holdings, Inc., 8140 North Mopac, Bldg 1, Ste 125, Austin, Texas 78759,
Telephone # 512.615.2453. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common which he beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of April 1, 2009, the total number of outstanding shares of the common stock is 14,851,500. (3) Included in the stock shown above for Mr. Page, there includes 428,302 shares owned by his wife. In addition, a total of 510,551 are owned by his wife's company.

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

    At December 31, 2008 and 2007, the Company’s President and his extended family members had advanced funds to the Company totaling $85,548 and $75,548 respectively.. The amounts are non-interest bearing, due on demand, and unsecured.

ITEM 13. CONVERTIBLE NOTES PAYABLE – RELATED COMPANIES

    During the year ended December 31, 2007, the Company received a total of $30,000 from a related company pursuant to a convertible note payable. The note bears interest at 9% per annum, is due on demand, and is convertible into common stock at $0.05 per share.

    During the year ended December 31, 2008, the Company executed five separate “Promissory Convertible Notes” (“Convertible Notes”), for a total of $97,500 with certain related companies.  The notes bear interest at 9.0% per annum.  Accrued interest on these notes payable at December 31, 2008 totaled $4,978.

    The note holders on the additional notes during 2008 have the right to convert the balance owed on these convertible notes, including interest, into shares of common stock of the Company at $0.01 per share.  All of the convertible notes have been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Accordingly, a beneficial conversion feature (recorded as interest expense) of $97,500 and $30,000 was recorded for the year ended December 31, 2008 and 2007, respectively.

ITEM 14. SUBSEQUENT EVENT

    Subsequent to December 31, 2008, the Company entered into a “Letter of Intent” (“LOI”) with DeFi Mobile, Ltd. (“DeFi”), whereby the Company has the irrevocable right to acquire DeFi on or before June 30, 2009, on the following terms and conditions:

1.
The Company will acquire all assets, liabilities and issued and outstanding shares of DeFi as follows: one share of the Company’s common stock for each DeFi share of common and Series A preferred shares.

2.	The Company will also issue to the DeFi preferred shareholders 25% warrant coverage at $0.25 per share for a two-year term, and 25% warrant coverage at $0.50 per share for a two-year term.
3.	Upon finalization of the agreement, the Company will change its name to DeFi Mobile, Ltd.
4.	Certain holders of the convertible notes payable will convert these notes into shares of the Company’s common stock at $0.10 per share, the day that the purchase agreement is signed.

ITEM 14. EXHIBITS

Exhibit no	Exhibit Description
31.1	Certification of Timothy T Page, Chief Executive Officer and Chairman of the Board of Directors of LION CAPITAL HOLDINGS, INC. pursuant to 18 U.S.C. Sec. 1350, as adlopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Timothy T. Page, Chief Executive Officer and Chairman of the Board of Directors of LION CAPITAL HOLDINGS, INC. as adopted to Sec. 906 of the Sarbanes-0xley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES

    The aggregate fees paid to Malone & Bailey, our previous auditors, for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $17,380.

    The aggregate fees paid to Malone & Bailey for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $11,930. The fees paid to Chisholm, Bierwolf, Nilson & Morrill, LLC for fiscal year 2004 and 2005 were $4,651.25.

    The fees paid to Chisholm, Bierwolf, Nilson & Morill, LLC for fiscal year 2006 were $6,410.00.The fees paid to Chisholm, Bierwolf, Nilson & Morill, LLC for fiscal year 2007 were $7,900.00. The fees paid to Chisholm, Bierwolf, Nilson & Morill, LLC for fiscal year 2008 were $11,180.00.

AUDIT-RELATED FEES

    The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.

    The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morill, LLC for assurance and related services, that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 and 2005 were $2,600. No fees were paid for 2008, 2007 and 2006.

ALL OTHER FEES

    There were no other fees paid to Chisholm, Bierwolf, Nilson & Morill, LLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lion Capital Holdings, Inc.

Date: April 1, 2009	By:	/s/ Timothy T. Page
Timothy T. Page
Chief Excutive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Timothy T. Page	Chief Executive Officer and Chairman of the Board of Directors	April 1, 2009
Timothy T. Page