Form 10-Q
period 2009-03-31
LION CAPITAL HOLDINGS INC
filed 2009-05-20
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the 3 month period ended	March 31,2009

Commission file number	000-26235

LION CAPITAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	52-2191043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8140 North Mopac, Bldg 1, Ste 125 Austin, Texas	78759
(Address of principal executive office)	(Zip Code)

Issuer's telephone number, including area code	(512) 615-2453

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

At March 31, 2009, a total of 14,851,079 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.
The following unaudited Financial Statements for the period ended March 31, 2009, have been prepared by LCHI, Inc.

LION CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$6,605	$3,215

Total Current Assets	6,605	3,215

PROPERTY AND EQUIPMENT, net	4,161	4,324

TOTAL ASSETS	$10,766	$7,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,000	$4,281
Due to shareholders and related companies	85,548	85,548
Convertible note payable - related company	147,500	127,500
Accrued interest on convertible notes payable - related	7,339	4,978
Net liabilities of discontinued operations	1,698,492	1,696,850

Total Current Liabilities	1,940,879	1,919,157

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001
par value, 14,851,079 shares issued and outstanding	14,851	14,851
Additional paid-in capital	3,042,766	3,022,766
Accumulated deficit	(4,987,730)	(4,949,235)

Total Stockholders' Equity (Deficit)	(1,930,113)	(1,911,618)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$10,766	$7,539

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	14,328	23,141
Depreciation	163	-

Total Operating Expenses	14,491	23,141

LOSS FROM OPERATIONS	(14,491)	(23,141)

OTHER EXPENSES

Interest expense, including interest
expense on beneficial conversion	(22,361)	(20,000)

LOSS FROM CONTINUING OPERATIONS	(36,852)	(43,141)

LOSS FROM DISCONTINUED
OPERATIONS	(1,642)	(1,642)

NET LOSS	$(38,494)	$(44,783)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,851,079	14,851,079

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(38,494)	$(44,783)
Adjustments to reconcile net loss to net cash
used by operating activies:
Interest expense accretion	20,000	20,000
Depreciation	163	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	79	(21,123)

Net Cash Used in Operating Activities	(18,252)	(45,906)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note	20,000	20,000

Net Cash Provided by Financing Activities	20,000	20,000

Net Cash Used in Continuing Operations	1,748	(25,906)

Net Cash Used in Discontinued Operations	1,642	1,642

NET DECREASE IN CASH	3,390	(24,264)

CASH AT BEGINNING OF PERIOD	3,215	25,669

CASH AT END OF PERIOD	$6,605	$1,405

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 -       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-KSB.  Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 -       LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
Net (loss) available to common shareholders	$(38,494)	$(44,783)
Weighted average shares	14,851,079	14,851,079
Basic loss per share (based on weighted average shares)	$(0.00)	$(0.00)

LION CAPITAL HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 3 -        GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $38,494 during the three month period ended March 31, 2009 and, as of that date, the Company’s current and total liabilities exceeded its current assets by $1,934,274. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2009, the Company had cash and cash equivalents of $6,605. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2009 and 2010. However management cannot make any assurances that such financing will be secured

NOTE 4 -        CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During the three months ended March 31, 2009, the Company executed two separate “Promissory Convertible Notes” (“Convertible Notes”), for a total of $20,000 with certain related companies.  The notes bear interest at 9.0% per annum.  Accrued interest on these notes payable at March 31, 2009 totaled $168.

The note holders have the right to convert the balance owed on these convertible notes, including interest, into shares of common stock of the Company at $0.01 per share.  The convertible notes has been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Accordingly, a beneficial conversion feature (recorded as interest expense) of $20,000 was recorded for the three months ended March 31, 2009.

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $38,494 on revenues of $0 during the 3 month period ended March 31, 2009 and, as of that date, the Company's current and total liabilities exceeded its current and total assets by $1,930,113. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2009, the Company had cash and cash equivalents of $6,605. We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund our operations through 2009 and 2010. However we cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the three months period ended March 31, 2009 were $0, compared to revenues of $0 for the same period ended March 31, 2008.

General and administrative costs for the three months period ended March 31, 2009 were $14,328 compared to $23,141 for the same period ended March 31, 2008. General and administrative costs were slightly lower due to efforts made by management to reduce costs and limit expenditure due the slowdown in the economy.

Net Losses for the three months ended March 31, 2009 were $38,494 compared to net losses of $44,783 for the same period ended March 31, 2008. The net losses are primarily attributable to general and administrative expenses as well as interest expenses totaling $22,361. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees, and costs associated with the preparation of disclosure documentation.

The Company expects to continue to incur losses through the fiscal year ended 2009 and, due to the lack of business opportunities, we cannot determine whether we will generate future revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that could offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended $0 on capital equipment for the three months to March 31, 2009.

Liquidity and Capital Resources

The Company, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2009, the Company had current assets totaling $6,605 and a working capital deficit of $1,934,274. Our assets consisted of cash on hand of $6,605 and property and equipment of $4,161, totaling $10,766. Current liabilities totaled $1,940,879, which consisted of accounts payable of $2,000, amounts due to shareholders and related parties of $85,548, convertible notes payable to related parties of $147,500, accrued interest on convertible notes of $7,339 and net liabilities of discontinued operations of $1,698,492. Net stockholders’ deficit in the Company was $1,930,113 at March 31, 2009.

 Cash flow used in operating activities for the three months period ended March 31, 2009 was $18,252 as compared to $45,906 in cash flow used in operating activities for the three months period ended March 31, 2008. The cash flow used in operating activities in the current three months period was due primarily to net losses.

Cash flow used in investing activities for the three months period ended March 31, 2009 was $0 as compared to $0 for the three months period ended March 31, 2008.

Cash flow provided by financing activities for the three months period ended March 31, 2009 was $20,000 as compared to $20,000 for the three months period ended March 31, 2008. Cash flow provided by financing activities in the current three months period was due to proceeds from convertible loans of $20,000.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of March 31, 2009.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

 Since our inception in 1999, our operation has resulted in continuing losses and an accumulated deficit of $4,949,235 at December 31, 2008, which increased to $4,987,730 at March 31, 2009. We expect to incur losses as long as we continue to generate revenues that are insufficient to cover our expenses. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop new business, which eventuality can in no way be assured.

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

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

  control of the market for the security by one or a few broker-dealers that are often related to the promotor or issuer;
  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
  "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperiences sales persons;
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promotors and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investors losses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
LION CAPITAL HOLDINGS, INC.

Date: May 18, 2009	/s/ Tim Page
Tim Page, President and Chief Executive Officer