Form 10-Q
period 2009-06-30
LION CAPITAL HOLDINGS INC
filed 2009-08-17
CIK 1109219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the 3 month period ended	June 30,2009

Commission file number	000-26235

LION CAPITAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	52-2191043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8140 North Mopac, Bldg 1, Ste 125 Austin, Texas	78759
(Address of principal executive office)	(Zip Code)

Issuer's telephone number, including area code	(512) 615-2453

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

At June 30, 2009, a total of 14,851,079 shares of registrant's Common Stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.
The following unaudited Financial Statements for the period ended June 30, 2009, have been prepared by LCHI, Inc..

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$4,138	$3,215

Total Current Assets	4,138	3,215

PROPERTY AND EQUIPMENT, net	3,998	4,324

TOTAL ASSETS	$8,136	$7,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$8,500	$4,281
Due to shareholders and related companies	85,548	85,548
Convertible notes payable - related companies	180,500	127,500
Accrued interest on convertible notes payable - related	11,600	4,978
Net liabilities of discontinued operations	1,700,134	1,696,850

Total Current Liabilities	1,986,282	1,919,157

TOTAL LIABILITIES	1,986,282	1,919,157

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001 par value, 14,851,079 shares issued and outstanding
    14,851       14,851
Additional paid-in capital
    3,075,766       3,022,766
Accumulated deficit
    (5,068,763)     (4,949,235)
Total Stockholders' Equity (Deficit)
    (1,978,146)     (1,911,618)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  $ 8,136     $ 7,539

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	41,968	40,257	56,296	63,398
Depreciation	163	-	326	-

Total Operating Expenses	42,131	40,257	56,622	63,398

LOSS FROM OPERATIONS	(42,131)	(40,257)	(56,622)	(63,398)

OTHER EXPENSES

Interest expense, including interest expense on beneficial conversion	(37,261)	(35,000)	(59,622)	(55,000)

LOSS FROM CONTINUING OPERATIONS	(79,392)	(75,257)	(116,244)	(118,398)

LOSS FROM DISCONTINUED OPERATIONS	(1,642)	(2,954)	(3,284)	(4,596)

NET LOSS	$(81,034)	$(78,211)	$(119,528)	$(122,994)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,851,079	14,851,079	14,851,079	14,851,079

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(119,528)	$(122,994)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense accretion	53,000	55,000
Depreciation	326	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	10,841	(24,230)

Net Cash Used in Operating Activities	(55,361)	(92,224)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party loans	-	10,000
Proceeds from convertible notes	53,000	55,000

Net Cash Provided by Financing Activities	53,000	65,000

Net Cash Used in Continuing Operations	(2,361)	(27,224)

Net Cash Provided by Discontinued Operations	3,284	3,284

NET INCREASE (DECREASE) IN CASH	923	(23,940)

CASH AT BEGINNING OF PERIOD	3,215	25,669

CASH AT END OF PERIOD	$4,138	$1,729

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-KSB.  Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 -      LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30,
	2009	2008

Net (loss) available to common shareholders	$(81,034)	$(78,211)
Weighted average shares	14,851,079	14,851,079
Basic loss per share (based on weighted average shares)	$(0.01)	$(0.01)

	For the Six Months Ended
	June 30,
	2009	2008

Net (loss) available to common shareholders	$(119,528)	$(122,994)
Weighted average shares	14,851,079	14,851,079
Basic loss per share (based on weighted average shares)	$(0.01)	$(0.01)

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008
NOTE 3 -      GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $119,528 during the six month period ended June 30, 2009 and, as of that date, the Company’s current and total liabilities exceeded its current assets by $1,982,144. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2009, the Company had cash and cash equivalents of $4,138. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2009 and 2010. However management cannot make any assurances that such financing will be secured.

NOTE 4 -       CONVERTIBLE NOTE PAYABLE – RELATED PARTY

 During the six months ended June 30, 2009, the Company executed seven separate “Promissory Convertible Notes” (“Convertible Notes”), for a total of $53,000 with certain related companies and individuals.  The notes bear interest at 9.0% per annum.  Accrued interest on these notes payable at June 30, 2009 totaled $932.

The note holders have the right to convert the balance owed on these convertible notes, including interest, into shares of common stock of the Company. The rates of conversion provided for in the notes range from $0.01 to $0.10 per share.  The convertible notes have been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Accordingly, a beneficial conversion feature (recorded as interest expense) of $53,000 was recorded for the six months ended June 30, 2009.

 NOTE 5 -       SUBSEQUENT EVENTS – PROPOSED ACQUISITIONS

On July 10, 2009, Lion Capital Holdings, Inc. (the "Company") entered into an agreement and plan of merger (the "Merger Agreement") with DeFi Mobile, Ltd., a Delaware corporation ("DeFi"), and Jeff Rice and David Thomas in their capacity as Joint Representatives.

Under the Merger Agreement, the Company and DeFi have agreed, subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, to engage in a merger whereby DeFi will merge with and into the Company, and the Company will be the surviving corporation in the merger.  As part of the merger, DeFi's stock will be exchanged for stock of the Company at a ratio of one share of the Company's common stock for each one share held in DeFi immediately prior to the merger closing, and warrants to purchase the Company's common stock will be issued as part of the closing to certain DeFi shareholders.  As part of the merger, the Company will change its name to "DeFi Mobile, Ltd."  The DeFi shareholders have agreed to an eighteen-month lock-up of the Company shares to be received in the merger.

LION CAPITAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

The parties have until July 31, 2009 to close the proposed merger, at which time either party may terminate the Merger Agreement unless such party's failure to fulfill its obligations under the Merger Agreement caused the closing delay.  The Merger Agreement may also be terminated if greater than 5% of the outstanding DeFi voting stock dissents from the merger. As of the date of this filing, the Merger Agreement had not yet been finalized.

Effective July 15, 2009, the Company entered into a letter of intent (the "Pub X LOI") with Publisher X, LLC ("Pub X").  The Pub X LOI gives the Company the irrevocable right to acquire Pub X on or before August 31, 2009 subject to entry into a definitive purchase agreement containing customary representations, warranties, covenants and indemnities.  The Company will acquire all of the assets, liabilities and issued and outstanding membership interests of Pub X in exchange for the Company issuing 14 million shares of its common stock to the members of Pub X.  The Company has also agreed to provide Pub X with bridge financing of $285,000, with at least $200,000 to be provided within three weeks of the execution of the Pub X LOI.  The Company will also enter into consulting agreements with Flashman Studios and Reverb Communications as part of the acquisition.  The closing of the acquisition will be subject to satisfaction of customary closing conditions for transactions of this type.

Effective July 17, 2009, the Company entered into a letter of intent (the "FF LOI") with FunFinder, Inc., a Delaware corporation ("FunFinder").  The FF LOI gives the Company the irrevocable right to acquire all of the issued and outstanding capital stock of FunFinder on or before August 30, 2009 subject to entry into a definitive purchase agreement containing customary representations, warranties, covenants and indemnities.  The Company will acquire all of the issued and outstanding capital stock of FunFinder, including any derivative securities outstanding, in exchange for the Company issuing $6 million worth of its common stock (at a price based on the market price of the Company's common stock but in no event less than $0.50 per share).  Issuance of the Company's stock will occur as follows – 4 million shares to be issued at the closing (subject to FunFinder having entered into a contract with Royal Caribbean Cruise Lines), and the remainder issuable upon completion of further milestones by FunFinder. The closing of the acquisition will be subject to satisfaction of customary closing conditions for transactions of this type.

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has one subsidiary, Capita lCable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation.

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

SUBSEQUENT EVENTS – PROPOSED ACQUISITIONS

On July 10, 2009, Lion Capital Holdings, Inc. (the "Company") entered into an agreement and plan of merger (the "Merger Agreement") with DeFi Mobile, Ltd., a Delaware corporation ("DeFi"), and Jeff Rice and David Thomas in their capacity as Joint Representatives.

Under the Merger Agreement, the Company and DeFi have agreed, subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, to engage in a merger whereby DeFi will merge with and into the Company, and the Company will be the surviving corporation in the merger.  As part of the merger, DeFi's stock will be exchanged for stock of the Company at a ratio of one share of the Company's common stock for each one share held in DeFi immediately prior to the merger closing, and warrants to purchase the Company's common stock will be issued as part of the closing to certain DeFi shareholders.  As part of the merger, the Company will change its name to "DeFi Mobile, Ltd."  The DeFi shareholders have agreed to an eighteen-month lock-up of the Company shares to be received in the merger.

The parties have until July 31, 2009 to close the proposed merger, at which time either party may terminate the Merger Agreement unless such party's failure to fulfill its obligations under the Merger Agreement caused the closing delay.  The Merger Agreement may also be terminated if greater than 5% of the outstanding DeFi voting stock dissents from the merger. As of the date of this filing, the Merger Agreement had not yet been finalized.

Effective July 15, 2009, the Company entered into a letter of intent (the "Pub X LOI") with Publisher X, LLC ("Pub X").  The Pub X LOI gives the Company the irrevocable right to acquire Pub X on or before August 31, 2009 subject to entry into a definitive purchase agreement containing customary representations, warranties, covenants and indemnities.  The Company will acquire all of the assets, liabilities and issued and outstanding membership interests of Pub X in exchange for the Company issuing 14 million shares of its common stock to the members of Pub X.  The Company has also agreed to provide Pub X with bridge financing of $285,000, with at least $200,000 to be provided within three weeks of the execution of the Pub X LOI.  The Company will also enter into consulting agreements with Flashman Studios and Reverb Communications as part of the acquisition.  The closing of the acquisition will be subject to satisfaction of customary closing conditions for transactions of this type.

Effective July 17, 2009, the Company entered into a letter of intent (the "FF LOI") with FunFinder, Inc., a Delaware corporation ("FunFinder").  The FF LOI gives the Company the irrevocable right to acquire all of the issued and outstanding capital stock of FunFinder on or before August 30, 2009 subject to entry into a definitive purchase agreement containing customary representations, warranties, covenants and indemnities.  The Company will acquire all of the issued and outstanding capital stock of FunFinder, including any derivative securities outstanding, in exchange for the Company issuing $6 million worth of its common stock (at a price based on the market price of the Company's common stock but in no event less than $0.50 per share).  Issuance of the Company's stock will occur as follows – 4 million shares to be issued at the closing (subject to FunFinder having entered into a contract with Royal Caribbean Cruise Lines), and the remainder issuable upon completion of further milestones by FunFinder. The closing of the acquisition will be subject to satisfaction of customary closing conditions for transactions of this type.

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $119,528 during the six month period ended June 30, 2009 and, as of that date, the Company’s current and total liabilities exceeded its current assets by $1,982,144. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2009, the Company had cash and cash equivalents of $4,138. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2009 and 2010. However management cannot make any assurances that such financing will be secured.

RESULTS OF OPERATIONS

Revenues for the three months period ended June 30, 2009 were $0, compared to revenues of $0 for the same period ended June 30, 2008.  Revenues for the six months period ended June 30, 2009 were $0, as compared to $0 for the six months period ended June 30, 2008. Revenues are generally earned during the second half of the year.

General and administrative costs for the three months period ended June 30, 2009 were $41,968 compared to $40,257 for the same period ended June 30, 2008. General and administrative costs for the six months period ended June 30, 2009 were $56,296 compared to $63,398 for the same period ended June 30, 2008. General and administrative costs were slightly lower due to efforts made by management to reduce costs and limit expenditure due the slowdown in the economy.

Depreciation for the three months ended June 30, 2009 was $163, compared to $0 for the same period ended June 30, 2008. Depreciation for the six months ended June 30, 2009 was $326, compared to $0 for the same period ended June 30, 2008.

Net Losses for the three months ended June 30, 2009 were $81,034 compared to net losses of $78,211 for the same period ended June 30, 2008. Net losses for the six months period ended June 30, 2009 were $119,528, as compared to $122,994 for the six months period ended June 30, 2008. The net losses are primarily attributable to general and administrative expenses as well as interest expenses totaling $37,261. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees, and costs associated with the preparation of disclosure documentation.

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

Capital Expenditures

The Company expended $0 on capital equipment for the three months to June 30, 2009.

Liquidity and Capital Resources

The Company, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2009, the Company had current assets totaling $4,138 and a working capital deficit of $1,982,144. Our assets consisted of cash on hand of $4,138 and property and equipment of $3,998, totaling $8,136. Current liabilities totaled $1,986,282, which consisted of accounts payable of $8,500, amounts due to shareholders and related parties of $85,548, convertible notes payable to related parties of $180,500, accrued interest on convertible notes of $11,600 and net liabilities of discontinued operations of $1,700,134. Net stockholders’ deficit in the Company was $1,978,146 at June 30, 2009.

 Cash flow used in operating activities for the six months period ended June 30, 2009 was $55,361 as compared to $92,224 in cash flow used in operating activities for the six months period ended June 30, 2008. The cash flow used in operating activities in the current three months period was due primarily to net losses.

Cash flow used in investing activities for the six months period ended June 30, 2009 was $0 as compared to $0 for the six months period ended June 30, 2008.

Cash flow provided by financing activities for the six months period ended June 30, 2009 was $53,000 as compared to $65,000 for the six months period ended June 30, 2008. Cash flow provided by financing activities in the current three months period was due to proceeds from convertible loans of $33,000.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of June 30, 2009.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2008, included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FAS 165 is effective for interim and fiscal periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009.   The Company is  currently evaluating the impact that the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”). FAS 168 replaces FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” FAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS 168 is effective for interim and fiscal periods ending after September 15, 2009.

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

Since our inception in 1999, our operation has resulted in continuing losses and an accumulated deficit of $4,949.235 at December 31, 2008, which increased to $5,068,763 at June 30, 2009. We expect to incur losses as long as we continue to generate revenues that are insufficient to cover our expenses. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop new business, which eventuality can in no way be assured.

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
  manipulation of prices through prearranged matching of purchases
  "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
  excessive and undisclosed bid-ask diffentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promotors and broker-dealers after prices have been manipulated to a desired level, consequent investors losses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
LION CAPITAL HOLDINGS, INC.

Date: August 17, 2009	/s/ Tim Page
Tim Page, President and Chief Executive Officer