Form 10-Q
period 2009-09-30
LION CAPITAL HOLDINGS INC
filed 2009-11-18
CIK 1109219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

                                                                      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

for the transition period from _________ to _________

LION CAPITAL HOLDINGS, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

DELAWARE	000-26235	52-291043
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

7373 East Double Tree Ranch Rd, #125 Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip Code)

(480) 588-3704

(Registrant's telephone number, including area code)

Copies to:
Donald G. Davis, Esq.
The Law Offices of Davis & Associates, Inc

. PO Box 12009
Marina Del Rey, CA
Phone: (310) 823-8300
Fax: (310) 301-3370

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

Yes   ☑     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐

No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):

Yes ☐   No ☑

Number of shares of Lion Capital Holdings, Inc. common stock, $0.0001 par value, outstanding as of November 18, 2009: 15,250,041, exclusive of treasury shares.

LION CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LION CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$ 1,624	$ 3,215

Total Current Assets	1,624	3,215

PROPERTY AND EQUIPMENT, net	3,835	4,324

TOTAL ASSETS	$ 5,459	$ 7,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 9,995	$ 4,281
Due to shareholders and related companies	85,548	85,548
Convertible notes payable - related companies	195,500	127,500
Accrued interest on convertible notes payable - related	15,987	4,978
Net liabilities of discontinued operations	1,701,776	1,696,850

Total Current Liabilities	2,008,806	1,919,157

TOTAL LIABILITIES	2,008,806	1,919,157

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 150,000,000 shares authorized of $0.001
par value, 15,565,364 shares issued and outstanding	15,565	14,851
Additional paid-in capital	3,125,049	3,022,766
Accumulated deficit	(5,143,961)	(4,949,235)

Total Stockholders' Equity (Deficit)	(2,003,347)	(1,911,618)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 5,459	$ 7,539

The accompanying notes are an integral part of these financial statements

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$ -	$ 30,000	$ -	$ 30,000

OPERATING EXPENSES

General and administrative	69,006	42,607	125,302	106,005
Depreciation	163	81	489	81

Total Operating Expenses	69,169	42,688	125,791	106,086

LOSS FROM OPERATIONS	(69,169)	(12,688)	(125,791)	(76,086)

OTHER EXPENSES

Interest expense, including interest
expense on beneficial conversion	(4,387)	(21,695)	(64,009)	(78,007)

LOSS FROM CONTINUING OPERATIONS	(73,556)	(34,383)	(189,800)	(154,093)

LOSS FROM DISCONTINUED
OPERATIONS	(1,642)	(1,642)	(4,926)	(4,926)

NET LOSS	$ (75,198)	$ (36,025)	$ (194,726)	$ (159,019)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	15,250,041	14,851,079	14,987,517	14,851,079

The accompanying notes are an integral part of these financial statements

LION CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (194,726)	$ (159,019)
Adjustments to reconcile net loss to net cash
used by operating activies:
Interest expense accretion	53,000	75,000
Depreciation	489	81
Changes in operating assets and liabilities:
Accounts payable and accrued interest	16,723	(22,535)

Net Cash Used in Operating Activities	(124,514)	(106,473)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(4,569)

Net Cash Used in Investing Activities	-	(4,569)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	49,997	-
Proceeds from related party loans	-	10,000
Proceeds from convertible notes	68,000	75,000

Net Cash Provided by Financing Activities	117,997	85,000

Net Cash Used in Continuing Operations	(6,517)	(26,042)

Net Cash Provided by Discontinued Operations	4,926	4,926

NET INCREASE (DECREASE) IN CASH	(1,591)	(21,116)

CASH AT BEGINNING OF PERIOD	3,215	25,669

CASH AT END OF PERIOD	$ 1,624	$ 4,553

SUPPLEMENTAL DISCLOSURES
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 -

LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2009 and 2008:

NOTE 3 -

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $194,726 during the nine month period ended September 30, 2009 and, as of that date, the Company’s current and total liabilities exceeded its current assets by $2,007,182. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2009, the Company had cash and cash equivalents of $1,624. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.

NOTE 4 -

CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During the nine months ended September 30, 2009, the Company executed seven separate “Promissory Convertible Notes” (“Convertible Notes”), for a total of $53,000 with certain related companies and individuals.  The notes bear interest at 9.0% per annum.  Accrued interest on these notes payable at September 30, 2009 totaled $2,134.

The note holders have the right to convert the balance owed on these convertible notes, including interest, into shares of common stock of the Company. The rates of conversion provided for in the notes range from $0.01 to $0.10 per share.  The convertible notes have been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Accordingly, a beneficial conversion feature (recorded as interest expense) of $53,000 was recorded for the nine months ended September 30, 2009.

NOTE 5 -

STOCK TRANSACTIONS

During August 2009, the Company issued 714,285 shares of common stock for cash at $0.07 per share for total cash proceeds of $49,997.

NOTE 6 -

NOTE PAYABLE – RELATED PARTY

The Company has a note payable with a related party in the amount of $15,000.  The note bears interest at 12% per annum and is due on demand.  Accrued interest on this note at September 30, 2009 was $390.

NOTE 7 -

SUBSEQUENT EVENTS – ACQUISITIONS

On July 10, 2009, Lion Capital Holdings, Inc. (the "Company") entered into an agreement and plan of merger (the "Merger Agreement") with DeFi Mobile, Ltd., a Delaware corporation ("DeFi"), and Jeff Rice and David Thomas in their capacity as Joint Representatives.

On October 12, 2009, the Company entered into a Share Exchange Agreement (the “Share Agreement”) with DeFi and various individual shareholders of DeFi.  Pursuant to the Share Agreement, the Company acquired 100% of the outstanding capital stock of DeFi in exchange for 63,390,765 restricted shares of the Company’s common stock.  These shares issued by the Company to the DeFi shareholders are subject to a 12-month Lock-up Agreement, (the “Lock-Up”) beginning on October 8, 2009.  Under the Lock-Up, these shareholders may not sell their shares without the consent of the Company.  In addition, under the terms of the Share Agreement, these shareholders are also entitled to participate in any future financings of the Company which will enable them to maintain their pro-rata ownership interest for a 12-month period.  The Company plans in the future to change its name to DeFi

As part of the Share Agreement, the Company also issued a total of 7,168,685 warrants to purchase common stock of the Company to various shareholders and note holders, and in exchange, these shareholders and note holders of DeFi agreed to cancel their existing DeFi warrants.  The warrants issued by the Company to these individuals have a two-year term, and are exercisable at $0.10 per share.

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

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to raise additional capital on reasonable terms through the private placement of debt and/or equity,, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties,  including those detailed in this and other report filings with the Securities and Exchange Commission.

For this purpose, any statements that are not statements of historical fact maybe deemed to be forward-looking statements, including the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q/A containing the words believes, anticipates, plans, expects and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainies. We assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, its Form 8 K filed in October of 2009, and other filed reports. The consolidated financial statements and related footnotes included herein include the financial statements of Lion Capital Holdings, Inc. Lion Capital Holdings, Inc. (the Issuer or Company or LCHI) was organized under the laws of the State of Delaware in 1999. LCHI has two subsidiaries, Capital Cable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997as a Texas corporation, and, as of October, 2009,  DeFi Mobile, Ltd., a early stage telecommunications company.

Austin Cable was acquired by LCHI in 1999 through the sale of a controlling block of its stock, thus making Austin Cable a wholly-owned subsidiary of LCHI. Austin Cable is in the business of assembling copper and fiber optic specialty cables for distribution in the United States, and conducts limited business operations.

On March 27, 2009, Lion Capital entered into an irrevocable letter of intent to acquire 100% of DeFi Mobile Ltd, a privately held telecommunications company.  The Company completed the transaction on October 21, 2009.

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $194,726 during the nine month period ended September 30, 2009 and, as of that date, the Company’s current and total liabilities exceeded its current assets by $2,007,182 These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through private placement offerings of equity and/or debt. The Company is also targeting strategic partners in an effort to develop revenues, and is contemplating strategic acquisitions that could generate additional revenues. There is no assurance that the Company will be able to obtain additional capital, or obtain such capital on commercially reasonable terms, or that it will be successful in locating and consummating strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2009, the Company had cash and cash equivalents of $1,624. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.

RESULTS OF OPERATIONS

Revenues for the three months period ended September 30, 2009 were $0, compared to revenues of $30,000 for the same period ended September 30, 2008.  Revenues for the nine months period ended September 30, 2009 were $0, as compared to $30,000 for the nine months period ended September 30, 2008. Revenues are generally earned during the second half of the year.  The company in 2008 was earning revenues from various consulting fees.  Since 2009 it has concentrated on acquisitions and has no longer focused on generating these consulting fees.

General and administrative costs for the three months period ended September 30, 2009 were $69,006 compared to $42,627 for the same period ended September 30, 2008. General and administrative costs for the nine months period ended September 30, 2009 were $125,302 compared to $106,005 for the same period ended September 30, 2008. General and administrative costs were higher due to costs related to consummation of the DeFi Mobile, Ltd. acquisition, completed in October of 2009.

Depreciation for the three months ended September 30, 2009 was $163, compared to $81 for the same period ended September 30, 2008. Depreciation for the nine months ended

September 30, 2009 was $489, compared to $81 for the same period ended September 30, 2008.

Net Losses for the three months ended September 30, 2009 were $75,198 compared to net losses of $36,025 for the same period ended September 30, 2008. Net losses for the nine months period ended September 30, 2009 were $194,726, as compared to $159,019 for the nine months period ended September 30, 2008. The net losses are primarily attributable to general and administrative expenses as well as interest expenses totaling $64,009 and $78,007 for the nine months ending September 30, 2009 and 2008 respectively. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees, and costs associated with the preparation of disclosure documentation.  Interest expense going forward has been reduced by the conversion in October of 2009 of $297,035 in debt and accrued interest owed to Lion Note holders into a total of 28,829,413 restricted shares of the Company’s common stock, and the conversion of $3,952,485 in DeFi Mobile debt and accrued interest into a total of 56,660,154  restricted shares of the Company’s common stock.

The Company expects to continue to incur losses through the fiscal year ended 2009 and thereafter, until it is able to generate revenues from operations sufficient to cover its expenses.  There no certainty when or if this will occur, but management is optimistic that within the next 12-24 months the Company will be able to establish operations sufficient to place it in a positive cash flow position.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that could offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended $0 on capital equipment for the three months to September 30, 2009.

Liquidity and Capital Resources

The Company, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2009, the Company had current assets totaling $1,624 and a working capital deficit of $2,007,182. Our assets consisted of cash on hand of $1,624 and property and equipment of $3,835, totaling $5,459. Current liabilities totaled $2,008,806, which consisted of accounts payable of $9,995, amounts due to shareholders and related parties of $85,548, convertible notes payable to related parties of $195,500, accrued interest on convertible notes of $15.987 and net liabilities of discontinued operations of $1,701,776. Net stockholders’ deficit in the Company was $2,003,347 at September 30, 2009.

 Cash flow used in operating activities for the nine months period ended September 30, 2009 was $124,514 as compared to $106,473 in cash flow used in operating activities for the nine months period ended September 30, 2008. The cash flow used in operating activities in the current three months period was due primarily to net losses.

Cash flow used in investing activities for the nine months period ended September 30, 2009 was $0 as compared to $4,569 for the nine months period ended September 30, 2008.

Cash flow provided by financing activities for the nine months period ended September 30, 2009 was $117,997 as compared to $85,000 for the nine months period ended September 30, 2008. Cash flow provided by financing activities in the current three months period was due to proceeds from convertible loans of $15,000 and a selling of Common Stock which raised net proceeds of $49.997

The Company’s current assets are insufficient to conduct its intended plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund its operations. We have no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to us on acceptable terms. Therefore, our stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain funding   would have a material adverse affect on our plan of operation.

The Company had no formal long term lines or credit or other bank financing arrangements as of September 30, 2009.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

The Company has adopted a Pronouncement, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for this Pronouncement. This Pronouncement eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under the Pronouncement, consistent with that used for pro forma disclosures under the Pronouncement, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by this Pronouncement and accordingly prior periods have not been restated to reflect the impact of it. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 1, 2005, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to September 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of the Pronouncement, Share-Based Compensation. Prior to the adoption of this Pronouncement, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25.

We applied the disclosure provisions of the Pronouncement, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with this Pronouncement and the conclusions reached by the Emerging Issues Task Force (“EITF”) in “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services

Recent Accounting Pronouncements

In May 2009, the FASB issued a pronouncement, “Subsequent Events”. This pronouncement establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This pronouncement is effective for interim and fiscal periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of the pronouncement, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . SFAS 166 revises the old pronouncement and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009.   The Company is currently evaluating the impact that the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), “Amendments to FASB Interpretation, “Consolidation of Variable Interest Entities””. SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued pronouncement, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” .This pronouncement replaces pronouncement, “The Hierarchy of Generally Accepted Accounting Principles.” This pronouncement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This pronouncement is effective for interim and fiscal periods ending after September 15, 2009.

SUBSEQUENT EVENTS – COMPLETED ACQUISITION OF DEFI MOBILE, LTD.

On October 21, 2009, Lion Capital entered into and concurrently consummated a Share Exchange Agreement with DeFi Mobile, Ltd., a Delaware corporation, (“DeFi”), and certain shareholders of DeFi.  Pursuant to a Share Exchange Agreement (the “Share Exchange”) as consummated, the Company acquired 100% of the outstanding capital stock of DeFi in exchange for 63,390,765 restricted shares of the Company’s common stock.

 As part of the stock for stock transaction, the Company also issued a total of 7,168,685 warrants to acquire its common stock to 53 DeFi shareholders and note holders, in exchange for their cancellation of existing DeFi warrants.  The Company’s warrants have a 2 year term, and are exercisable at $0.10 per share..

The common shares issued to the DeFi shareholders and Note Holders are subject to a 12 month lock-up agreement, (the “Lock-Up”) beginning October 8, 2009.   Under the Lock Up, the recipients of the Company’s shares may not sell their shares without the consent of the Company.  Under the terms of the stock for stock exchange, the DeFi shareholders are also given a right to participated in any future financings of the Company to maintain their pro rata ownership interests under certain circumstances for a 12 month period.

DeFi was founded as a Delaware corporation on November 22, 2006, under the name “Telemoto Ltd.”  The corporation changed its name to “DeFi Mobile, Ltd.” on October 24, 2007.  Since inception, DeFi, Inc. has been an application service provider, or ASP.

DeFi has architected, built and deployed on a beta basis, a Large IP Network infrastructure that can host, support and deliver Applications and Services including voice, video, gaming, multi-media, and digital content over the internet to hot spots, desktop computers and all manner of handheld devices. Called the “DeFi Global Network”, this Network can provide global mobile broadband service at speed comparable to fixed wire broadband for multiple mobile Internet access devices, or IADs

Concurrent with the consummation of the DeFi Mobile acquisition, the Company converted a total of $3,620,155 in principle amount of outstanding Company Notes, and accrued interest thereon, into 56,660,154 restricted shares of its common stock.

RISK FACTORS

Risks Related to Our Business

We Expect To Continue To Incur Losses and Experience Negative Cash Flow.

DeFi currently operates at a loss, and Management anticipates the combined Company will have operating losses and to record net cash outflow in the near term. Our business has not generated enough cash flow to fund the marketing and further development of our proprietary technology and our planned operations and we have relied on external sources of capital. We anticipate that establishing market share for our current services and continuing development of new services and products will require substantial additional capital and significant expenditures.

We Are Currently Dependent on External Financing.

Currently, we are completely dependent upon external financing to fund our operations. It is imperative that we receive this external financing to implement our business plan and to finance ongoing operations. New capital may not be available and adequate funds may not be sufficient for our operations, and may not be available when needed or on terms acceptable to our management. Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our operations and would hinder our ability to implement our business plan or continue our business.

We Are the Subject Of A Going Concern Opinion By Our Independent Auditors Who Have Raised Substantial Doubt As To Our Ability To Continue As A Going Concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused a combined accumulated deficit of approximately $5,143,961 as of September 30, 2009. In addition, we have a combined working capital Deficit of approximately $2,007,182 as of September 30, 2009. We had combined net losses of $194,726 and

$159,019 for the nine months ended September 30, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to obtain financing to meet our working capital requirements, we would have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

We May Not Be Able to Generate Sales or Otherwise Successfully Implement Our Business Plan, Which Could Have a Significant Negative Impact on Our Financial Condition.

Our business plan calls for development, marketing and sale of our services on our global Network and perhaps the acquisition of companies to accelerate our development. If the products and services we offer are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations or make acquisitions.

One or More Competitors May Develop Services and/or Gain Market Acceptance Before We Do.

The global mobile broadband market is intensely competitive and is subject to rapid technological change. Our competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, installed customer bases, and long-standing relationships with customers. If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete with limited resources many tasks, including, but not limited to:

•   Complete, development and commence commercial operations of our global telecommunications Network,

•

•   Identify, acquire and integrate new businesses and products into our network services, and

•    Develop, market and sell our services at prices and with profit margins which generate cash flows and profits.

There can be no assurance that we will be able to successfully execute any or all elements of our strategy.

The Market May Grow More Slowly Than We Expect Or May Experience A Downturn.

Growth in demand for and acceptance of our new network service is highly uncertain. We believe that many of our potential customers may not be fully aware of the benefits of our Network, and may choose to acquire other services from our competitors. It is possible that our network services may never achieve market acceptance. If the market for our services does not grow or grows more slowly than we currently anticipate, our business, financial condition, and operating results would be materially adversely affected.

The Failure to Attract and Retain Key Personnel Could Adversely Affect Our Business.

The company realizes that new sources of talent/personnel will be needed to promote growth and foster shareholder value. Management plans to recruit additional executive managers who will focus on expanding our core competencies, once the Company has sufficient capital resources to do so. Currently we depend to a significant extent upon the continuing services and contributions of our senior management team and other key personnel, including particularly Jeff Rice, our recently appointed President and Chief Executive Officer.  Although we have contracts with our Chief Executive Officer, Jeff Rice, our President, Dave Thomas and our Chief Operating Officer Darren Williams, we do not have key man life insurance on senior management. Our business could suffer if we were unable to retain our current senior management, or unable to attract and retain additional highly skilled personnel.

We Cannot Assure That Our Measures To Protect Our Proprietary Technology And Other Intellectual Property Rights Are Adequate.

The success of the DeFi Global Network depends to a significant degree on our proprietary technology and other intellectual property. Currently, we rely on a combination of copyrights, trademarks, trade secrets, confidentiality agreements and other contractual restrictions to establish and protect our proprietary rights. We do not have any patents. These measures, however, afford only limited protection and may not prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, which makes the misappropriation of our technology and other intellectual property more likely. If we fail to successfully enforce or defend our intellectual property rights or if we fail to detect misappropriation of our proprietary rights, our ability to compete effectively could be seriously impaired. Any potential future patent registration and trademark applications may not be allowed, and our competitors may challenge the validity or scope of any future patent or trademark registration applications. In addition, we may face challenges to litigation over the validity or enforceability of our proprietary rights.   It may become necessary to enforce and protect our rights, to determine the validity and scope of our proprietary rights and the rights of others, or to defend against claims of infringement or invalidity. Any such litigation would be expensive and time consuming, would divert our management and key personnel from business operations and would likely harm our business and operating results.

Third parties may claim that we are infringing their intellectual property rights. Any claims made against us regarding violation of patents or other intellectual property rights could be expensive and time consuming to resolve or defend, could divert our management and key personnel from our business operations and could require us to modify or cease marketing our services.  At this time we have received no claims of infringement from third parties, nor have we otherwise become aware of relevant patents or other intellectual property rights of third parties that might lead to disputes.

Economic Factors May Impact Customer Spending On our Services.

Consumer and commercial spending on technology services is questionable and can fluctuate with changes in economic conditions. Shifts in commercial and/or consumer spending habits or loss of disposable income due to adverse economic, political or other financial conditions could have a profound negative impact on our business.

Risks Relating to Our Organization and Our Common Stock

Our Stock Price May Be Volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following among other factors:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	sales of our common stock (particularly after expiration of the LockUp agreement executed by the former DeFi shareholders;
•	regulatory developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We Have Not Paid Dividends In The Past And Do Not Expect To Pay Dividend In The Foreseeable Future. Any Return On Investment May Be Limited To The Value Of Our Common Stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

There Is Currently Very Little Liquidity In Our Trading Market For Our Common Stock And We Cannot Assure Liquidity Will Develop In The Future.

To date there has been very little liquidity in our trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Should trading of our common stock be suspended from the OTC Bulletin Board for any reason, the trading price of our common stock could suffer and the trading market for our common stock might become be more illiquid and our common stock price might be subject to increased volatility. Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult to obtain accurate quotations, to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and to obtain additional capital.

Our Common Stock Will Be Deemed A “Penny Stock,” Which Will Make it More Difficult For Our Investors To Sell Their.

Our common stock will be deemed, at least initially, subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934 (the “34 Act”). The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and which trade at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules. The number of broker-dealers willing to act as market makers in such penny stocks is also limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Because A Significant Portion Of Our Stock Ownership is Concentrated in A Small Number of Stockholder Officers and Directors, They Can Exert Significant Control Over Our Business and Affairs.

Our Chief Executive officer, Jeff Rice, and our former Chief Executive Officer, Tim Page, each own or control a significant percentage of our common stock. Immediately following the Share Exchange, Jeff Rice may be deemed to own 4.70% of our outstanding shares, and Tim Page and his family may be deemed to own 23.99% of our outstanding shares. Our directors and executive officers and former executive officers as a group may be deemed beneficially to own an aggregate of approximately 37,833,440 shares of our common stock, approximately 31.5% of the outstanding shares of our common stock. These figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any  options or warrants they may  in the future be granted.  The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or could prevent our stockholders from realizing a premium over our stock price.

Forward-Looking Statements

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE FINANCIAL DATA INCLUDED IN THIS CURRENT REPORT REFLECT OUR ACQUISITION OF DEFI MOBILE, LTD AND HAVE BEEN PREPARED AS IF OUR CURRENT CORPORATE STRUCTURE HAD BEEN IN PLACE THROUGHOUT THE RELEVANT PERIODS.

A Note about Forward-Looking Statements:

This Report on Form 10-Q and 8K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations.  Statements that are not historical facts are identified as “forward-looking statements”.  The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions, particularly when used in the “future tense”, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this release.  These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of the Company’s control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.

These uncertainties, among others, include the success of the Company in obtaining sufficient equity and debt capital on commercially reasonable terms to carry out its business plan, whether its services will find acceptance in the market place and generate significant sales and profits, the status of US and World economies, and various other factors. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.  Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 2006, Lion Capital was again involved in a law suit brought against Lion Capital by 3Dicon, Inc vs. Andrew Stack et al. As of this filing the case is still open and has not reached trial. Lion Capital was not part of this transaction involving Andrew Stack and 3Dicon and  management believes the action is without merit, as to its claims against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During August of 2009, the Company privately issued 714,285 shares of its common stock to certain accredited investors for cash at a price of $0.07 per share, for total cash proceeds of $49,997 to the Company. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Subsequent to the close of the Company's fiscal quarter, the Company acquired DeFi Mobile, Ltd. by way of a private stock for stock exchange, concurrently converted certain outstanding note obligations of DeFi Mobile. Ltd and certain outstanding note obligations of the Company into common stock, and issued Company warrants in exchange for outstanding DeFi Mobile, Ltc warrants, in each case relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. See our Form 8-k Filed on October 21, 2009, which is hereby incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-Q.

(d) Exhibits

Exhibit
Number	Description
2.1*	Original DeFi Agreement And Plan of Merger dated July 10, 2009
2.2* 2.3* 2.4* 2.5* 3.1* 3.2* 3.3* 3.4* 3.5* 3.6*

Amendment No 1 to DeFi Merger Agreement dated August 7, 2009

Amendment No 2 to DeFi Merger Agreement, Dated September 29, 2009

DeFi Share Exchange Agreement, dated October 21, 2009

(DeFi Shareholder) Form of Share Exchange Agreement, dated October 21, 2009

Certificate of Incorporation of Telecomm.Com, Inc.

Certificate of Amendment of Certificate of Incorporation of Telecom.com.Inc. (to change name to Lion Capital Holdings, Inc.)

Bylaws of Lion Capital Holdings, Inc.

Articles of Incorporation of DeFi Mobile, LTD.

Bylaws of DeFi Mobile, LTD

10.1*	Form of Warrant Agreement (issued in exchange for DeFi Warrants )
21.2*	List of Subsidiaries of Lion Capital Holdings, Inc.

31.1

Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of the registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

----------

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION CAPITAL HOLDINGS, INC.

Date:    November _18, 2009

By: /s/

Jeff Rice

Name:

Jeff Rice,

Title:

Chief Executive Officer

(Principal Executive Officer and

Principal Financial and Accounting Officer)