Form 10-Q/A
period 2009-09-30
LION CAPITAL HOLDINGS INC
filed 2010-01-14
CIK 1109219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes  [ X]    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [ ]   Non-accelerated filer[ ] Smaller reporting company filer [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):  Yes [ ]  No[X]

Number of shares of Lion Capital Holdings, Inc. common stock, $0.0001 par value, outstanding as of December 31, 2009: 15,250,041 exclusive of treasury shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends Lion Capital Holdings Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (the “Original Filing”) originally filed on November 18, 2009 with the Securities and Exchange Commission (the “Commission”).  We are filing this Amendment for the purpose of adding Item 4 Controls and Procedures, to include information required under Item 307 and 308T(b) of Regulation S-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has also filed with this Amendment updated officer and director signatures.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the date of the Original Filing.

Except for the changes effected by this Amendment No. 1 on Form 10-Q/A, no modification or update is otherwise made to any other disclosures or exhibits to the Original Filing.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-Q/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE QUARTERLY REPORT FOR THE COMPANY’S FISCAL QUARTER ENDED SEPTEMBER 30, 2009, AND WE HAVE NOT UPDATED OR AMENDED ANY OTHER DISCLOSURE TO REFLECT SUBSEQUENT EVENTS SINCE THE ORIGINAL FILING DATE.

Item 4.    Disclosure Controls and Procedures.

Jeff Rice, Lion Capital Holding’s Chief Executive Officer, is responsible for establishing and maintaining adequate internal controls and procedures over financial reporting for the Company.   In establishing such controls and procedures, he considered, among other factors, a cost-benefit analysis of implementing certain controls and recognized that no matter how well designed and operated, the existence of controls and procedures provide only reasonable assurance of achieving their objectives.

Mr. Rice evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009, and for the period then ended, based on (1)  whether there was a design to ensure that material information relating to the Company was made known to the Chief Executive Officer by others, particularly during the period in which this report was being prepared and (2) effective, in that they provided reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded and communicated to our management and then processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Based upon this evaluation, our management has concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and related forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.  Under the supervision and with the participation of Jeff. Rice, our Chief Executive Officer, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management reviewed its policies and procedures designed to (1) maintain records in reasonable detail so that transactions concerning the Company’s assets are accurately and fairly reflected; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2009..

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

Changes in Company’s Internal Controls over Financial Reporting. In management’s opinion, there were no changes in the Company’s internal controls over financial reporting during the  fiscal quarter ending September 30, 2009, covered by this report, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION CAPITAL HOLDINGS, INC.

Date:    January 14, 2010

By: /s/

Jeff Rice

Name:

Jeff Rice,

Title:

Chief Executive Officer

(Principal Executive Officer)