Form 10-Q/A
period 2009-09-30
LION CAPITAL HOLDINGS INC
filed 2010-02-23
CIK 1109219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amemdment No.2)

                                 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2009

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from _________ to _________

LION CAPITAL HOLDINGS, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

DELAWARE	000-26235	52-291043
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

7373 East Double Tree Ranch Rd, #125 Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip Code)

(480) 588-3704              (480) 588-3704

(Registrant's telephone number, including area code)

Copies to:
Donald G. Davis, Esq.
The Law Offices of Davis & Associates, Inc

. PO Box 12009
Marina Del Rey, CA
Phone: (310) 823-8300              (310) 823-8300
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

Number of shares of Lion Capital Holdings, Inc. common stock, $0.0001 par value, outstanding as of December 31, 2009:  exclusive 113,020,050 of treasury shares.

EXPLANATORY NOTE:

Amendment No. 2, the registrant, Lion Capital Holdings, Inc. updated its number of shares outstanding on the first page of the FORM 10-Q.

It now reads as follows: “Number of shares of Lion Capital Holdings, Inc. common stock, $0.0001 par value, outstanding as of December 31, 2009:  exclusive 113,020,050 of treasury shares.”

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION CAPITAL HOLDINGS, INC.

Date:    February 23, 2010

By: /s/Jeff Rice

Name: Jeff Rice,

Title: Chief Executive Officer

(Principal Executive Officer)