Form 10-K
period 2009-12-31
DEFI GLOBAL, INC
filed 2010-05-18
CIK 1109219

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

———————

FORM 10-K

———————

(MARK ONE)

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File No.  000-26235

———————

DEFI GLOBAL, INC.

(Exact Name of registrant as specified in its charter)

(formerly Lion Capital Holdings, Inc.)

———————

Delaware	52-2191403
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7373 East Double Tree Ranch Road, Suite 125 Scottsdale, AZ	85258
(Address of Principal Executive Offices)	(Zip Code)

____________________
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Copies to

Donald G. Davis, Esq.

Law Offices of Davis & Associates, Inc.

PO Box 12009 Marina Del Rey, CA 90295

(310) 823-8300

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of December 31, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “LCHL.OB” as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.25 was approximately $26,800,292.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of April 15, 2010 was 114,400,285 shares of common stock.

DEFI GLOBAL, INC.

TABLE OF CONTENTS

PAGE
PART I

Item 1. Business                                                                                                                               3

Item 1A. Risk Factors                                                                                                                      6

Item 1B. Unresolved Staff Comments                                                                                             10

Item 2. Properties.                                                                                                                         10

Item 3. Legal Proceedings.                                                                                                             10

Item 4. Submission of Matters to a Vote of Security Holders.                                                          10

PART II

Item 5.

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities                                                                                                        11

Item 6. Selected Financial Data                                                                                                      12

Item 7.

Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                                                                              13

Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                              15

Item 8. Financial Statements and Supplementary Data                                                                     16

Item

Item 9. Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure.                                                                                                                16

Item 9A. Controls and Procedures.                                                                                                16

Item 9B. Other Information                                                                                                            17

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.                                                17

Item 11. Executive Compensation.                                                                                                  19

Item 12. Security Ownership of Certain Beneficial Owners and Management.                                  21

Item 13. Certain Relationships And Related Transactions, and Director Independence                     21

Item 14. Principal Accounting Fees And Services                                                                           21

PART IV

Item 15.  Exhibits and Financial Statement Schedules.                                                                     21

SIGNATURES                                                                                                                              22

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-K may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, our ability to increase income streams, to grow revenue and earnings, and to obtain additional revenue streams. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. These risks and uncertainties include, but are not limited to:

Whether we will continue as a going concern;

Whether we will develop and then increase revenues within our core business;

Whether we will be successful in achieving our goals of diversifying revenue streams and working towards profitability through the acquisition of as yet unspecified additional acquisitions;

Whether we are able to meet our financing requirements through a combination of debt and equity sufficient to carry on operations until we are able to achieve profitable operations;

Given such uncertainties, among others, undue reliance should not be placed on these forward-looking statements. The Company’s past performance is not necessarily indicative of its future performance. The Company does not undertake, and the Company specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, events or circumstances after the date of such statement.

PART I

Item 1. Business

HISTORY

The Company, DeFi Global, Inc. (formerly Lion Capital Holdings, Inc.) (the Company or DeFi) is a public company whose common stock trades on the over the counter Bulletin Board Market under the symbol, LCHL.OB.

DeFi was originally organized under the laws of the State of Delaware in 1999, under the name, Telecomm.com, Inc and later changed its name to Lion Capital Holdings, Inc. In February of 2010, the Company changed its name to DeFi Global, Inc. after a share-for-share exchange to acquire DeFi Mobile, Ltd in October 2009.

DeFi has two subsidiaries, Capital Cable and Wire, Inc., dba Austin Cable and Wire, which was incorporated in 1997 as a Texas corporation, and, and DeFi Mobile, Ltd. , which was acquired on October, 2009.  DeFi Mobile, Inc. in turn has a wholly owned operating subsidiary, Defi Mobile UK.

Austin Cable was acquired by DeFi in 1999 through the sale of a controlling block of its stock, thus making Austin Cable a wholly-owned subsidiary of LCHL.  Austin Cable is in the business of assembling copper and fiber optic specialty cables for distribution in the United States, and conducts limited business operations.  With the acquisition of DeFi as discussed below, management has decided to deemphasize and wind down and close the Austin Cable business.

On March 27, 2009, DeFi entered into an irrevocable letter of intent to acquire 100% of DeFi Mobile Ltd, a privately held telecommunications company.  On October 21, 2009, DeFi entered into and concurrently consummated a Share Exchange Agreement with DeFi Mobile, Ltd. (“Mobile’), and certain shareholders of Mobile.  Pursuant to a Share Exchange Agreement (the “Share Exchange”) as consummated, the Company acquired 100% of the outstanding capital stock of Mobile in exchange for the private issuance of 63,021,265 restricted shares of the Company’s common stock.

As part of the stock for stock transaction, the Company also issued a total of 7,168,685 warrants to acquire its common stock to 53 Mobile shareholders and note holders, in exchange for their cancellation of existing Mobile warrants.  The Company’s warrants have a 2-year term, and are exercisable at $0.10 per share.

The common shares issued to the Mobile shareholders and Note Holders are subject to a 12-month lock-up agreement, (the “Lock-Up”) beginning October 8, 2009.   Under the Lock-Up, the recipients of the Company’s shares may not sell their shares without the consent of the Company.  Under the terms of the stock for stock exchange, the Mobile shareholders are also given a right to participated in any future financings of theCompany to maintain their pro rata ownership interests under certain circumstances for a 12-month period.

Mobile was founded as a Delaware corporation on November 22, 2006, under the name “Telemoto Ltd.”  The corporation changed its name to “DeFi Mobile, Ltd.” on October 24, 2007.  Since inception, Mobile has been an application service provider and developer of mobile software applications for businesses, and has operated as a private company.

THE COMPANY’S BUSINESS

DeFi’s principle business at this date is focused on the development, operation and expansion of the business acquired with the acquisition of Mobile.

DeFi, through its Mobile Subsidary, has architected, built and deployed, a Large IP Network infrastructure that can host, support and deliver Applications and Services including voice, video, gaming, multi-media, and digital content over the internet to hot spots, desktop computers and all manner of handheld devices. Called the “DeFi Global Network”, this Network can provide global mobile broadband service at speed comparable to fixed wire broadband for multiple mobile Internet access devices, or IADs.

Wi-Fi

Connections to the Company’s Network rely on Wi-Fi.  Wi-Fi is an unlicensed spread of radio frequency that was first made available in the United States by the Federal Communications Commission in 1985. Wi-Fi uses both single carrier direct-sequence spread spectrum radio technology (part of the larger family of spread spectrum systems) and multi-carrier OFDM (Orthogonal Frequency Division Multiplexing) radio based technology, to permit the interoperability of wireless local area Network products, including IADs.

The capabilities and unique characteristics of Wi-Fi give DeFi the power to support through its Network, a very large array of innovative media-rich products and services.

The DeFi Network

The DeFi Network is made up of a leased data center facility in London, UK, where the company owns and operates networking infrastructure utilizing DeFi’s own proprietary software, codes and protocols, as well as licensed software, to operate the Network privately over an Internet Protocol (IP) architecture.  At the user end or endpoint of the network, DeFi has entered into license arrangements with various providers around the world, providing end to end services to and from various hotspot locations around the World.

DeFi leases its secured data center facility in located in central London, England.  The facility also provides power, cross connections with other carriers, and maintenance and support functions for the Network hardware, software and its operation.

DeFi licenses key software from various mobile software developers, for integration with its proprietary software and protocols, for use to create authentication to the devices and operate its Network.

DeFi licenses core network software from leaders in the industry, in order to provide network performance and quality of service to devices and wireless hotspots around the world.

Operational Status of the DeFi Global Network

To date, the DeFi Network has architected and built its core service platform. It has operated the Network in the beta testing stage, providing Voice communications between end users around the world, over the DeFi Global Network.  This beta testing is currently providing real time services for free to end users who are testing the service, providing feedback and helping to document and complete the build out the FAQ’s for the Network. As a result, to date DeFi revenues have been nominal, but DeFi hopes to shortly roll out commercial service on a full pay basis.

The Network is designed to be scalable for new and additional volume, by adding more software licenses and additional core network infrastructure.   The Network currently has a capacity to serve approximately 200,000 simultaneous users. Its design should permit it to scale in to the multi millions of simultaneous users. The Network does not currently operate at a profit, and DeFi estimates that it will need to obtain in the range of from 100,000 to 150,000 active paying service users in order to match operating expenses and achieve positive cash flow.

DeFi’s Business Plan

DeFi’s business plan is to leverage the company’s innovative, carrier-grade IP Network which has the capability to provide media rich content applications. Delivering these services to end users through partnerships and licensing, management believes will provide immediate revenue to the Company, and the potential for solid long-term revenue growth.

DeFi plans to continue to build, and maintain its global carrier-grade Network to serve the needs of a wide variety of services, applications, products and solutions for multiple customers.  Management believes the DeFi Global Network has the potential to empower customers and partners of DeFi to evolve beyond the limitations of older technologies and approaches to networking that currently exists in the form of traditional Telecoms, cellular networks, including 3G, 3.5G, EDGE and GPRS communications protocols.

The DeFi Global Network is designed to be device agnostic, offering support for multiple Internet access devices, or IADs, including soft-phones, mobile smart-phones, gaming devices, hand-held enterprise devices and similar IADs, some of which have not been invented yet.  DeFi has partnerships with wireless internet services providers (WISP’s) that together provide users access to millions of Hotspot locations around the world.  Each unique hotspot permits DeFi customers’ and partners’ IADs to auto-associate using DeFi’s proprietary software, and to connect immediately and directly to the DeFi Global Network.  Management believes the potential capabilities and unique characteristics of its Network give DeFi the opportunity to support a virtually unlimited array of innovative media-rich products and services.

Effective August 29, 2009 DeFi and Fun Finders, Inc, a Delaware corporation (“Fun”) entered into an agreement , whereby DeFi agreed to acquire all of the issued and outstanding capital stock of Fun from the Shareholders, in exchange for 12,000,000 restricted shares of DeFi Common Stock to be privately issued to the Shareholders of Fun. The Company will endeavor to complete this transaction on or before June 30, 2010, but there can be no assurance that this transaction will be successfully completed, or completed within the desired time schedule.

Research and Development

During fiscal 2009 and 2008, DeFi expended $838,799 and $631,243 on research and development, respectively.   This effort was primarily directed at architecting, building and deploying the large IP infrastructure for the Network.

Patents and Proprietary Rights

DeFi may pursue patent protection for some of its technology and products depending on their patentability. DeFi currently relies on proprietary technology, trade secrets, and know-how, which are not patented. To protect our rights in these areas, DeFi requires its employees, directors, consultants, outside engineers and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or other contractual relationships with DeFi. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of DeFi. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

The Company has registered the trademarks “DeFi” and “DEFi”.

Employees

As of March 15, 2010, the combined Company had 12 employees.

Item 1A: RISK FACTORS

Risks Related to the Company’s Business

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

We Received A Going Concern Opinion From Our Independent Auditors Due To Substantial Doubt As To Our Ability To Continue As A Going Concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused a combined accumulated deficit of approximately $9,238,264 as of December 31, 2009. In addition, we have a combined working capital deficit of approximately $5,224,453 as of December 31, 2009. We incurred net losses of $3,378,471 and $4,304,864 for the years ended December 31, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to obtain financing to meet our working capital requirements, we would have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

We May Not Be Able to Generate Sales or Otherwise Successfully Implement Our Business Plan, Which Could Have a Significant Negative Impact on Our Financial Condition.

Our business plan calls for development, marketing and sale of our services on our global Network and perhaps the acquisition of companies to accelerate our development. If the products and services we offer are not favorably received in the marketplace and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations or make acquisitions.

One or More Competitors May Develop Services and/or Gain Market Acceptance Before We Do.

The global mobile broadband market is intensely competitive and is subject to rapid technological change. Our competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, installed customer bases, and long-standing relationships with customers. If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete with limited resources many tasks, including, but not limited to:

(1) Complete development and commence commercial operations of our global telecommunications Network,

(2) Identify, acquire and integrate new businesses and products into our network services, and

(3) Develop, market and sell our services at prices and with profit margins which generate cash flows and profits.

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

The Failure to Attract and Retain Key Personnel Could Adversely Affect Our Business.

The Company realizes that new sources of talent/personnel will be needed to promote growth and foster shareholder value. Management plans to recruit additional executive managers who will focus on expanding our core competencies, once the Company has sufficient capital resources to do so. Currently we depend to a significant extent upon the continuing services and contributions of our senior management team and other key personnel, including particularly Jeff Rice, our recently appointed President and Chief Executive Officer.  Although we have contracts with our Chief Executive Officer, Jeff Rice, and our President, Dave Thomas, we do not have key man life insurance on senior management. Our business could suffer if we were unable to retain our current senior management, or unable to attract and retain additional highly skilled personnel.

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

(1)

changes in our industry;

(2)

competitive pricing pressures;

(3)

our ability to obtain working capital financing;

(4)

additions or departures of key personnel;

(5)

limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

(6)

sales of our common stock (particularly after expiration of the LockUp agreement executed by the former DeFi shareholders;

(7)

regulatory developments;

(8)

economic and other external factors;

(9)

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

There Is Currently Very Little Liquidity In Our Trading Market For Our Common Stock And We Cannot Assure Liquidity Will Develop In The Future.

To date there has been very little liquidity in our trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Should trading of our common stock be suspended from the OTC Bulletin Board for any reason, the trading price of our common stock could suffer and the trading market for our common stock might become more illiquid and our common stock price might be subject to increased volatility. Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult to obtain accurate quotations, to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and to obtain additional capital.

Our Common Stock Will Be Deemed A “Penny Stock,” Which Will Make it More Difficult For Our Investors To Sell Their Shares.

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

Our Chief Executive officer, Jeff Rice, and our former Chief Executive Officer and current Chairman of the Board, Tim Page, each own or control a significant percentage of our common stock. Immediately following the Share Exchange, Jeff Rice may be deemed to own 4.93% of our outstanding shares, and Tim Page and his family may be deemed to own 25.51% of our outstanding shares. Our directors and executive officers and former executive officers as a group may be deemed beneficially to own an aggregate of approximately 37,828,023 shares of our common stock, or approximately 33.07% of the outstanding shares of our common stock. These figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any options or warrants they may in the future be granted.  The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

(1)

to elect or defeat the election of our directors;

(2)

to amend or prevent amendment of our Certificate of Incorporation or By-laws;

(3)

to effect or prevent a merger, sale of assets or other corporate transaction; and

(4)

to control the outcome of any other matter submitted to our stockholders for vote

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or could prevent our stockholders from realizing a premium over our stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

As of December 31, 2009 the Company was leasing a 600 square foot facility at 24955 Pacific Coast Highway, Suite C301A, Malibu, California. The facility is a class A office space leased on an annual basis. The monthly rent is $2,981.00.   However, as of the date of this filing, the Company has terminated this lease.

The Company currently has an operating lease for its DeFi production and office facilities located in Scottsdale, Arizona extending through June 2010. The address of DeFi’s 2,800 square foot facility is 7373 East Double Tree Ranch Rd, Suite 125, Scottsdale, Arizona. The facility is a Class A office space leased on a month-to-month term and the monthly rent is $6,261.00.  DeFi management believes we could readily find replacement space if necessary.

We maintain fire and casualty insurance on our leased property in an amount deemed adequate by management.

Item 3. Legal Proceedings.

We are not subject to any pending or threatened material legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Submission Of Matters To A Vote Of Security Holders.

We obtained by Shareholder Written Consent, the consent of more then 50% of our outstanding capital stock, to amend our Articles of  Incorporation to change our name from Lion Capital Holdings, Inc., to DeFi Global, Inc., and to increase our authorized capital stock from 150 million shares to 250 million shares.  On January 26, 2010 we filed a definitive Schedule 14C which is incorporated herein by reference with the SEC, covering these proposed amendments, and on February 19, 2010 these amendments were implemented.  We are now applying for a new symbol for our common stock, and until it is issued our stock will trade under its old symbol.

Aside from the above, there have been no submissions of matters to our securities holders.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. Our Common Stock is traded on the OTC Bulletin Board, under the symbol LCHL.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2009, and December 31, 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2009	High	Low
First Quarter	$0.05	$0.003
Second Quarter	$0.51	$0.013
Third Quarter	$0.90	$0.10
Fourth Quarter	$0.785	$0.10
	Common Stock
Fiscal Year 2008	High	Low
First Quarter	$0.15	$0.08
Second Quarter	$0.12	$0.06
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.06	$0.05

(b) Holders. As of April 15, 2010, our Common Stock was held by approximately 174 shareholders of record. Our transfer agent is Signature Stock Transfer, Inc., with offices at 2632 Coachlight Court, Plano, Texas 75093

 (c) Dividends. We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit our ability to pay cash dividends if declared by the Board of Directors. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2009, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	369,500	$0.29	530,500
Equity compensation plans not approved by security holders	-0-
Outstanding warrants (1)	7,168,685	$0.10	-

Total	7,168,685	$0.10

———————

(1)

The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by debt holders, consultants, advisors or other third parties, and do not include warrants sold in private placement transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the service providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms are 2 years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events and certain of the warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends and sales of equity below market price.

Item 6. Selected Financial Data

Not Applicable.

Item 7.  Management's Discussion And Analysis Of Financial Condition and Results of Operations.

Forward-Looking Statements

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE FINANCIAL DATA INCLUDED IN THIS CURRENT REPORT REFLECT OUR ACQUISITION OF DEFI MOBILE, LTD AND HAVE BEEN PREPARED AS IF OUR CURRENT CORPORATE STRUCTURE HAD BEEN IN PLACE THROUGHOUT THE RELEVANT PERIODS

A Note about Forward-Looking Statements:

This Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations.  Statements that are not historical facts are identified as “forward-looking statements”.  The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions, particularly when used in the “future tense”, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this release.  These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of the Company’s control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.

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

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We had a net loss of approximately $3,378,471 for the year ended December 31, 2009. We had an accumulated deficit of approximately $9,238,264 and a working capital deficit of approximately $5,224,453 as of December 31, 2009. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to privately  raise additional capital from debt and/or equity sources, and to begin to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to curtail or cease operations.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

•    Revenue recognition.  See Note 2i to the Financial Statements for the Company’s treatment of revenue recognition.

•

Network end-user licenses See Note 4 to the Financial Statements for the Company’s treatment of this.

•

Capitalized software development costs:  See Note 2e to the Financial Statements for the Company’s treatment of this.

Revenue Recognition

The Company applies the revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605.10, Revenue Recognition (“ASC 605”) (formerly

SAB No. 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The ASC 605 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

In general, the Company recognizes revenue related to licensing fees when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

The Company recognizes revenue from wholesale business development relationships and the direct to consumer sales of its current product offerings.  The revenue for these services is billed to the customer one month in advance, and accounted for by the Company as a deferred liability until they are recognized as revenue the following month when the service is actually performed.

Liquidity and Capital Resources

We have experienced net negative cash flow from continuing operations of approximately $681,516 and $3,518,982 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, we had a working capital deficit of approximately $5,224,453. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities.  While reducing the working capital deficit is our long-term goal, we do not foresee this occurring in the near future.

Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. As we expand our operational activities, we likely continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

Financial Condition and Results Of Operations as of December 31, 2009

As of December 31, 2009, the Company’s total assets were $2,914,106 as compared to $2,055,727 as of December 31, 2008, or an increase of approximately 42%. This increase is primarily due to the Company’s investment in capitalized software for the FunFinder business.  As of December 31, 2009, total liabilities increased 48% to approximately $5,630,005 as compared to approximately $3,925,177 as of December 31, 2008. Significant items include increases in our accounts payable and other accrued expenses.

At December 31, 2009, we had a working capital deficit of approximately $5,224,453. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, accounts payable and accrued expenses. While reducing the working capital deficit is our long-term goal, we do not foresee this occurring in the near future, as we continue to be focused on ongoing development efforts, new development opportunities, customer acquisition and corporate expansion.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In September 2009, the FASB amended the ASC as summarized in Accounting Standard Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption of this guidance will not have a material impact on its financial condition, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company adopted this new standard during the year ended December 31, 2009.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides new disclosure requirements and clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure requirements.  ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date the financial statements are available to be issued.  ASU 2010-09 also amends the definition of an SEC filer to include any entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934.  This update also removed the definition of public entity.  Further, the scope of the reissuance disclosure requirements is refined to include revised financial statements only.  The amendment is effective for interim or annual periods ending after June 15, 2010.  We do not expect the adoption of ASU 2010-09 to have a material effect on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Disclosure not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Consolidated Financial Statements

December 31, 2009 and 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm

 2

Consolidated Balance Sheets

 3

Consolidated Statements of Operations

 5

Consolidated Statements of Stockholders’ Deficit

 6

Consolidated Statements of Cash Flows

 7

Notes to the Consolidated Financial Statements

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DeFi Global, Inc.

We have audited the accompanying balance sheets of DeFi Global, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of DeFi Global, Inc.  at December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that DeFi Global, Inc.  will continue as a going concern. As discussed in Note 14 to the financial statements, DeFi Global, Inc.  has suffered recurring losses from operations, has a working capital deficit and is dependent of financing to continue operations. These issues raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, UT

May 17, 2010

DEFI GLOBAL, INC.
(Formerly Lion Capital Holdings, Inc.)
Consolidated Balance Sheets

ASSETS

	December 31,
	2009	2008

CURRENT ASSETS

Cash and cash equivalents (Note 2)	$ 8,082	$ 8,950
Accounts receivable, net (Note 2)	111,682	110
Other receivables	2,750	9,426
Note receivable (Note 3)	60,000	-
Prepaid expenses and other current assets	223,038	52,564

Total Current Assets	405,552	71,050

PROPERTY AND EQUIPMENT (Note 2)

Network hardware	267,623	267,623
Computer servers	150,323	150,323
Computer equipment	60,722	51,578
Furniture, fixtures and equipment	156,742	39,122

Total Property and Equipment	635,410	508,646
Less: Accumulated Depreciation	(369,139)	(192,438)

Net Property and Equipment	266,271	316,208

OTHER ASSETS

Network software and user licenses, net (Note 4)	1,245,940	999,684
Software development costs, net (Note 2)	944,777	580,068
Tradmarks, net (Note 2)	37,892	42,628
Domain names, net (Note 2)	11,072	13,487
Security deposits	2,602	32,602

Total Other Assets	2,242,283	1,668,469

TOTAL ASSETS	$ 2,914,106	$ 2,055,727

The accompanying notes are an integral part of these consolidated financial statements

DEFI GLOBAL, INC.
(Formerly Lion Capital Holdings, Inc.)
Consolidated Balance Sheets (continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	2009	2008

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 2,923,668	$ 824,306
Advances - related party (Note 6)	85,548	-
Subordinated convertible notes payable (Note 10)	10,000	1,975,000
Venture leasing note payable (Note 9)	625,871	625,871
Notes payable (Note 7)	200,000	-
Convertible note payable (Note 8)	-	250,000
Notes payable - related parties (Note 5)	81,500	250,000
Net liabilities of discontinued operations (Note 11)	1,703,418	-

Total Current Liabilities	5,630,005	3,925,177

Total Liabilities	5,630,005	3,925,177

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share,
250,000,000 shares authorized; 114,400,285 and
24,221,411 shares issued and outstanding, respectively	114,400	24,221
Additional paid-in-capital	6,407,965	3,966,122
Accumulated deficit	(9,238,264)	(5,859,793)

Total Stockholders' Deficit	(2,715,899)	(1,869,450)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,914,106	$ 2,055,727

The accompanying notes are an integral part of these consolidated financial statements

DEFI GLOBAL, INC.
(Formerly Lion Capital Holdings, Inc.)
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

REVENUES	$ 608,109	$ 37,217

COST OF GOODS SOLD	518,517	315,878

GROSS PROFIT (LOSS)	89,592	(278,661)

OPERATING EXPENSES
Payroll, benefits and penalties	1,909,094	1,358,931
Professional fees	217,884	764,685
Travel	178,123	499,346
Advertising and marketing	53,594	306,618
Depreciation and amortization	474,802	291,567
Rent	122,837	144,740
Other general and administrative	96,353	306,105
Total Operating Expenses	3,052,687	3,671,992

LOSS FROM OPERATIONS	(2,963,095)	(3,950,653)

OTHER INCOME (EXPENSE)
Interest income	2,750	5,288
Financing costs	(87,016)	(179,500)
Interest expense	(331,110)	(179,999)

Total Other Income (Expense)	(415,376)	(354,211)

NET LOSS BEFORE INCOME TAXES	(3,378,471)	(4,304,864)

INCOME TAX EXPENSE (Note 2)	-	-

NET LOSS	$ (3,378,471)	$ (4,304,864)

LOSS PER COMMON SHARE - BASIC & DILUTED	$ (0.08)	$ (0.18)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	41,578,835	24,221,411

The accompanying notes are an integral part of these consolidated financial statements

DEFI GLOBAL, INC.
(Formerly Lion Capital Holdings, Inc.)
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (3,378,471)	$ (4,304,864)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	474,802	286,830
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(111,572)	(110)
Other receivables	6,676	(9,426)
Prepaids and other current assets	(170,474)	97,509
Domain names	-	(2,297)
Accounts payable and accrued expenses	2,497,523	413,376

Net Cash Used in Operating Activities	(681,516)	(3,518,982)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	(651,846)	(422,076)
Decrease in deposits	30,000	-
Increase in note receivable	(60,000)	-
Patents and trademarks	-	(42,628)
Network software and user licenses	(250,966)	(650)
Purchases of property and equipment	(122,195)	(41,606)
Net Cash Used in Investing Activities	(1,055,007)	(506,960)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	410,000	-
Payments on notes payable and convertible notes	-	(124,129)
Proceeds received on notes and convertible notes	1,325,655	500,000
Proceeds received on note payable from related party	-	250,000
Proceeds received from subordinated convertible note	-	1,975,000

Net Cash Provided by Financing Activities	1,735,655	2,600,871

NET DECREASE IN CASH AND CASH EQUIVALENTS	(868)	(1,425,071)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,950	1,434,021

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 8,082	$ 8,950

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ 69,811
Cash paid for taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Convertible notes payable and accrued interest converted
to common stock	$ 3,952,529	$ -

The accompanying notes are an integral part of these consolidated financial statements

DEFI GLOBAL, INC.
(Formerly Lion Capital Holdings, Inc.)
Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit

Balance, December 31, 2007	24,221,411	$ 24,221	$ 3,966,122	$ (1,554,929)

Net loss for the year ended
December 31, 2008	-	-	-	(4,304,864)

Balance, December 31, 2008	24,221,411	24,221	3,966,122	(5,859,793)

Reverser merger adjustment (Note 1)	49,739,020	49,739	(1,880,246)	-

Common stock issued to convert debt
and interest as part of the reverse merger
(Notes 1 and 10)	38,799,854	38,800	3,913,729	-

Common stock issued for cash	1,640,000	1,640	408,360	-

Net loss for the year ended
December 31, 2009	-	-	-	(3,378,471)
Balance, December 31, 2009	114,400,285	$ 114,400	$ 6,407,965	$ (9,238,264)

The accompanying notes are an integral part of these consolidated financial statements

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

NATURE OF ORGANIZATION

DeFi Global, Inc. (formerly Lion Capital Holdings, Inc.) (“the Company”) was incorporated in Delaware in July 1999.  On February 16, 2010, the stockholders of the Company approved an amendment to the Articles of Incorporation to change its name from Lion Capital Holdings, Inc. to DeFi Global, Inc., and increase the authorized shares to 250,000,000.  This amendment was filed on February 19, 2010.

Prior to 2001, Lion Capital Holdings, Inc. (“Lion Capital”) was engaged in the design and integration of systems for data and Lion Capital in Mexico for customers throughout the United States and Mexico.  Lion Capital was also engaged in (a) the business of manufacturing copper and fiber optic specialty custom cabling in Mexico for distribution in the United States and Mexico, and (b) as a U.S. cable assembly house.  In September 2001, Lion Capital abandoned its ownership of this Mexican subsidiary and in 2002 began winding down its other operation as a cable assembly house.  In mid-2003, Lion Capital changed its business focus from a cable assembly house to assisting small private companies in becoming publicly held.

DeFi Mobile Ltd. (“DeFi”) was incorporated under the laws of the State of Delaware as Telemoto, Ltd., on November 22, 2006.  On October 24, 2007, DeFi changed its name to DeFi Mobile, Ltd.  The Company operates as a global communications service provider, and provides the following services; application development, global telecommunications and data access around the world on a wholesale or direct-to-consumer basis.  In addition, the Company also provides enterprise and consumer solutions integrating innovative Voice over Internet Protocol (VoIP), Standard Internet Protocol (SIP) trunk, public-switched telephone networking (PSTN) and Private Branch Exchange (PBX) technologies with a wide variety of communication devices, including mobile smartphones, standard telephony devices, personal computers (PCs), soft-phones and other Internet Access Devices (IAD).  In general, customers of the Company leverage the Company’s integrated communication technology solution for business class communication that circumvents international long-distance and roaming fees commonly charged by standard cellular and land-line dependent telecommunications companies.  The Company is capable of integrating its innovative solutions with standard telecommunications companies and is actively evaluating business development opportunities in this arena.

The Company also operates in the United Kingdom through its wholly-owned subsidiary, “DeFi Mobile (UK) Limited” (DeFi UK).  DeFi UK was originally registered to the Registrar of Companies of England and Wales on March 12, 2008 under the name “Shelfco (no. 3532) Limited”, and officially changed its name to DeFi Mobile (UK) Limited on June 27, 2008.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -   NATURE OF ORGANIZATION (Continued)

On October 21, 2009, the Company entered into a Share Exchange Agreement (the “Share Agreement”) with DeFi to acquire 100% of the ownership interests in DeFi. On the closing date, the Company issued 24,224,411 shares of its common stock, in exchange for 100% of DeFi.  The Share Agreement also called for the issuance of 38,799,854 additional shares to the existing debt holders of DeFi to convert their respective notes payable and accrued interest.  As part of the Share Agreement, the Company also issued a total of 7,168,685 warrants to purchase common stock of the Company to various shareholders and note holders of DeFi, and in exchange, these shareholders and note holders of DeFi agreed to cancel their existing warrants.  The warrants issued by the Company to these individuals have a two-year term, and are exercisable at $0.10 per share.

The shares issued in the Share Agreement resulted in the owners of DeFi having operating control of the Company immediately following the acquisition, as the owners of DeFi exercised control over a majority of the Company’s shares.  Therefore, this acquisition has been accounted for in the accompanying consolidated financial statements as a reverse acquisition, with DeFi becoming a wholly-owned subsidiary of the Company.  These consolidated financial statements represent a continuation of DeFi, not Lion Capital, the legal parent company.  DeFi is treated as the accounting acquirer for accounting purposes and Lion Capital is the acquirer for legal purposes. The historical financial statements presented are those of DeFi rather than Lion Capital prior to the acquisition and consolidated post acquisition.

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

a.

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

c.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

d.

Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvement are capitalized, while ordinary maintenance and repairs are expensed as incurred.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Network hardware

3 years

Computer equipment

3 years

Computer servers

3 years

Furniture, fixtures and equipment

3 years

Depreciation expense on property and equipment was $175,804 and $158,688 for the years ended December 31, 2009 and 2008, respectively.

e.

Software Development Costs

The Company capitalizes software development costs in accordance with Accounting Standards Codification (“ASC”) 985, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“ASC 985”) (formerly SFAS No. 86) under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.

The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved. Development costs for these products are amortized over the greater of the ratio that current gross revenues for the product bear to the total current and anticipated gross revenues and the straight-line method, not exceeding three years. Capitalized software development costs, net of accumulated amortization, amounted to $944,777 and $580,068 at December 31, 2009 and 2008, respectively.

Amortization expense related to these costs was $287,137 and $127,176 for the years ended December 31, 2009 and 2008, respectively.  The Company has not recorded any impairments on the capitalized software development costs as of December 31, 2009 or 2008.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

f.

Concentrations

Cash

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions.  Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000.  As of December 31, 2009 and 2008, the Company did not have any cash and cash equivalents in excess of this amount.

Accounts Receivable

The Company sells its products throughout the United States.  The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary. As of December 31, 2009 and 2008, the Company has recorded an allowance for doubtful accounts of $-0-, respectively, due to the current nature of the Company’s accounts receivable balances.

g.

Fair Value of Financial Instruments

The Company has adopted ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows: Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the accompanying balance sheets as of December 31, 2009 and 2008 for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The carrying value of the Company’s borrowings approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

h.

 Revenue Recognition

The Company applies the revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605.10, Revenue Recognition (“ASC 605”) (formerly

SAB No. 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The ASC 605 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to licensing fees when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

The Company’s revenue is derived from several different sources, software development, rental revenues and software licensing and maintenance.

The software development revenues are based on a development agreement and application design specification between the Company and the customer.  For these services, the Company will usually require an upfront and milestone payment as the development of the application occurs.  Revenue is then recognized on the percentage-of-completion method whereby a portion of the revenue is recorded in the portion that costs have been incurred to date.

The rental revenues are related to a large contract that the Company has with a cruise line company (Cruise Line) whereby the Company provides the Cruise Line with a device that they in-turn rent to their customers on board the ship, giving the customers access to our development applications.  Revenue for these services is recognized at the time that the device has been delivered to the Cruise Line customer.

The software licensing and maintenance revenues are derived from licensing the software to various businesses and other end users and the related maintenance of the software.  The revenue for these services is billed to the customer in advance, and accounted for by the Company as a deferred liability until they are recognized as revenue when the service is actually performed.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

i.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”) (formerly SFAS No. 109).  Under this accounting standard, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company maintains a valuation allowance with respect to deferred tax assets.

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2009 and 2008.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

There are no tax positions included in the accompanying consolidated financial statements at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

i.

Income Taxes

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

The Company files income tax returns in the U.S. federal and Arizona jurisdictions.  Tax years 2008 to current remain open to examination by U.S. federal and state tax authorities.

For the years ended December 31, 2009 and 2008, the Company incurred a net loss and, therefore, had no tax liability.   The net deferred tax asset generated by the loss carry-forwards has been fully reserved.  The cumulative net operating loss carryforward is approximately $9,000,000 at December 31, 2009, and will expire in the years 2028 through 2029.

The deferred tax asset and the valuation account is as follows at December 31, 2009 and 2008:

              December 31,

        2009

        2008

Deferred tax asset:

NOL carryforward

$

3,132,400

$

1,992,400

Valuation allowance

    (3,132,400)

(1,992,400)

Total

$                       -

$                     -

The components of income tax expense are as follows for the years ended December 31, 2009 and 2008, respectively:

	2009	2008

Current income tax expense (benefit):
Federal	$ -	$ -
State	-	-

Current tax expense	$ -	$ -

Deferred tax expense (benefit) arising from:
Valuation allowance	$ (1,140,000)	$ (1,463,700)
Net operating loss carryforward	1,140,000	1,463,700

Net deferred tax assets	-	-

Income tax provision	$ -	$ -

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

j.

Basic and Fully Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents of the following: (1) warrants of 7,168,685, (2) options of 369,500, and (3) debt convertible into 100,000 shares, have not been included because they are anti-dilutive.

Following is a reconciliation of the loss per share for the years ended December 31, 2009 and 2008, respectively:

        For the Years Ended

             December 31,

        2009

        2008

Net (loss) available to

 common shareholders

$ (3,378,471)

$ (4,304,864)

Weighted average shares

41,578,835

24,221,411

Basic and fully diluted loss per share (based

 on weighted average shares)

$          (0.08)

$          (0.18)

k.

Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2009 and 2008 were $53,594 and $306,618, respectively.

l.   Newly Adopted Pronouncements

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

l.   Newly Adopted Pronouncements (Continued)

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In September 2009, the FASB amended the ASC as summarized in Accounting Standard Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption of this guidance will not have a material impact on its financial condition, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

l.   Newly Adopted Pronouncements (Continued)

This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company adopted this new standard during the year ended December 31, 2009.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides new disclosure requirements and clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do expect the adoption of this standard to have a material effect on our financial condition or results of operations.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

m.

Principles of Consolidation

The consolidated financial statements include the accounts of DeFi Global, Inc., and its wholly-owned subsidiaries, DeFi Mobile LTD, DeFi Mobile (UK) Limited, and Cable Capital & Wire, Inc. (d.b.a. Austin Cable & Wire).  All material intercompany accounts and transactions have been eliminated in the consolidation.

n. Domain Names

The Company has purchased the right to use two separate domain names, one for the services provided in the United States and the other for the services to be provided by its wholly-owned subsidiary, DeFi UK.  As of both December 31, 2009 and 2008, the total amount paid and capitalized for these domain names was $13,487.  These domain names will be amortized over a period of 10 years. The amortization expense related to these costs was $2,415 and $-0- for the years ended December 31, 2009 and 2008, respectively.

o.

Patents and Trademarks

On October 30, 2007, the Company registered the marks “DE-FI” and “DEFi” with the United States Patent and Trademark Office.  The Company also registered the associated design and layout with each mark at the same time, which are on file with the Trademark Electronic Search System (“TESS”).  The Company does not have any patents pending at this time.  As of both December 31, 2009 and 2008, the total amount capitalized for these patents and trademarks was $47,365.  These patents and trademarks will be amortized over a period of 10 years.  Amortization expense on patents and trademarks was $4,736 and $4,737 for the years ended December 31, 2009 and 2008, respectively.

NOTE 3 -

NOTE RECEIVABLE

During July 2009, the Company entered into a $60,000 promissory note with an entity.  The note bears interest at 10% per annum and was due on October 17, 2009.  The note is currently past due and continues to accrue interest at 10%.  Accrued interest receivable on this note at December 31, 2009 totaled $2,750 and is included in other receivables.

NOTE 4 -

NETWORK SOFTWARE AND USER LICENSES

Effective July 30, 2007, the Company purchased software including 200,000 user licenses for a total purchase price of $1,000,000.  These licenses will be amortized based on the total number of end users.  For the years ended December 31, 2009 and 2008, the Company capitalized an additional $250,000 and $650, respectively, for expenses incurred in connection with the software and licenses.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 4 -

NETWORK SOFTWARE AND USER LICENSES (Continued)

Amortization expense for the years ended December 31, 2009 and 2008 was $4,710 and $966, respectively, calculated based on 651 and 161 total users for those same years.

In addition to the initial purchase of the software and user licenses, the Company has also entered into several software maintenance and support agreements that contain annual fees.  These amounts are paid in advance by the Company and then are amortized over the twelve month contract, at which time the contract automatically renews for the next twelve month period, unless the Company cancels them in advance of the automatic renewal period.  The unamortized amount is included in the Company’s balance sheet as prepaid expenses, totaling $64,643 and $45,650 at December 31, 2009 and 2008, respectively.

NOTE 5 -

NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties as of December 31, 2009 and 2008 consisted of the following:

December 31,

        2009                 2008

Note payable to a related individual,

 Interest at 6% per annum, principal and

 Interest due on December 15, 2008,

 unsecured.  The Company converted this

 note  and accrued interest as part of the

 DeFi acquisition into shares of the Company’s

 common stock at an  average price of

 $0.10 per share.

$          -

$ 250,000

Note payable to a related company, interest

 at 10% per annum payable in arrears on the

 last day of each calendar half-year, commencing

 June 30, 2010, unsecured.

61,000

-

Note payable to a shareholder, non-interest bearing,

  due on demand. The Company has calculated the

  imputed interest on this note, and it is considered

  to be immaterial.

20,500

          -

Total notes payable – related parties

81,500

250,000

Less: current portion

(81,500)

 (250,000)

Long-term portion of notes payable – related parties

$          -

$            -

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 5 -

NOTES PAYABLE – RELATED PARTIES (Continued)

Future principal payments on notes payable – related parties are as follows:

For the Years Ending
                              December 31,

2010

$

81,500

thereafter

                        -

Total

$             81,500

Any material accrued interest on the notes is included in accounts payable and accrued expenses.

NOTE 6 -

ADVANCES – RELATED PARTY

At December 31, 2009, the Company’s President, his companies, and his extended family members had advanced funds to the Company totaling $85,548. The amounts are considered short-term in nature, non-interest bearing, due on demand, and unsecured. The Company has calculated the imputed interest on this note, and it is considered to be immaterial.

NOTE 7 -

NOTES PAYABLE

Notes payable as of December 31, 2009 and 2008 consisted of the following:

December 31,

        2009

        2008

Note payable to a company, interest

 at 10% per annum (default rate of 18%),

 principal and interest payments due on

 July 30, 2009, unsecured.  Note is currently

 past due.

$

125,000

$

-

Note payable to a individual, loan fees of

 $5,000, principal and loan fees due on

 December 20, 2009, unsecured.  Note is

 currently past due.

50,000

-

Note payable to a individual, loan fees of

 $2,000, principal and loan fees due on

 October 9, 2009, unsecured.  Note is

 currently past due.

25,000

              -

Total notes payable

200,000

-

Less: current portion

(200,000)

              -

Long-term portion of notes payable

$              -

$            -

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 7 -

NOTES PAYABLE (Continued)

Future principal payments on notes payable are as follows:

For the Years Ending

December 31,

2010

$

200,000

Thereafter

              -

Total

$           200,000

Any material accrued interest on the notes is included in accounts payable and accrued expenses.

NOTE 8 -

CONVERTIBLE NOTE PAYABLE

During December 2008, the Company received $250,000 from an individual pursuant to a convertible note payable. The note required $50,000 of interest to be paid in advance and was due on March 2, 2009.  Pursuant to the note agreement, the note holder also received options to purchase up to 50,000 shares of preferred B (pre-merger DeFi Preferred) stock at $0.05 per share, exercisable until October 2, 2018.  During 2009, the Company converted this note and accrued interest as part of the DeFi acquisition into shares of the Company’s common stock at an average price of $0.10 per share.

The convertible notes have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No. 98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27). Pursuant to the terms of the convertible note received in 2008, no beneficial conversion feature was recorded.

NOTE 9 -

VENTURE LEASING NOTE PAYABLE

During December 2007, the Company established a venture leasing credit facility with a company giving them the ability to borrow up to $750,000.  The facility bears interest at prime plus 4.5% with a cap of 12%.  The facility also contains a warrant coverage clause giving the lender the right to convert the total amount borrowed on the facility into warrants to purchase series A preferred stock (pre-merger DeFi Preferred) of the DeFi at a 12% coverage ratio or currently 360,000 shares at $0.25 per share.  At both December 31, 2009 and 2008, the total amount borrowed was $625,871.  Accrued interest for the years ended December 31, 2009 and 2008 was $59,311 and $59,678, respectively.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 10 - SUBORDINATED CONVERTIBLE NOTES PAYABLE

During the years ended December 31, 2009 and 2008, the Company entered into subordinated convertible notes with investors ranging from $12,500 to $500,000.  These notes bear interest at 10% per annum, are due on demand and include convertible terms. At December 31, 2008, the total amount owed to these investors was $1,975,000. Accrued interest on these notes payable at December 31, 2008 totaled $93,521. During 2009, the Company converted all but $10,000 of these notes and accrued interest as part of the DeFi acquisition into shares of the Company’s common stock at an average price of $0.10 per share. The balance payable at December 31, 2009 of $10,000 is expected to be converted in 2010.

These subordinated convertible notes have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No. 98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27). Pursuant to the terms of these subordinated convertible notes, no beneficial conversion feature was recorded.

NOTE 11 - NET LIABILITIES OF DISCONTINUED OPERATIONS

On October 31, 2004, the Company discontinued its operations in both the cable assembly operations and assisting small private companies in becoming publicly held.  The following includes the combined net current liabilities for the Company’s discontinued operations as of December 31, 2009:

	Capital Cable		Discontinued
	Wire, Inc.	DeFi Global, Inc.	Operations

Total Assets	$ -	$ -	$ -

Liabilities
Accounts payable	$ 1,202,825	$ -	$ 1,202,825
Accrued expenses	58,039	-	58,039
Notes payable - related party	3,594	-	3,594
Notes payable	109,437	-	109,437
Deferred gain	-	329,524	329,524

Total Current Liabilities	$ 1,373,894	$ 329,524	$ 1,703,418

The losses from discontinued operations include the results of operations from January 1, 2004 through the measurement date of October 31, 2004.  The losses from disposal include the results of operations from January 1, 2005 through December 31, 2009.  The discontinued operations are related to Lion Capital (the legal entity), and not the Company (the accounting entity), as such, they are not included in the consolidated statement of operations.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 12 -

STOCK TRANSACTIONS

On October 21, 2009, as previously explained (see Note 1), the Company entered into a Share Agreement with DeFi to acquire 100% of the ownership interests in DeFi. On the closing date, the Company issued 24,224,411 shares of its common stock, in exchange for 100% of Defi.  These shares issued in the acquisition have been shown as a retroactive adjustment to the outstanding shares just prior to the acquisition, pursuant to reverse acquisition accounting. The Share Agreement also called for the issuance of 38,799,854 additional shares to existing debt holders of DeFi to convert their respective notes payable and accrued interest totaling $3,952,529 (see Note 10).

The number of shares presents on the statement of stockholders deficit (49,739,020), represent the shares outstanding of Lion Capital immediately preceding the acquisition of DeFi.  As such per reverse merger accounting, these shares are presented as the shares issued during the acquisition.

During the year ended December 31, 2009, the Company issued a total of 1,640,000 shares of common stock at $0.25 per share, for total cash proceeds of $410,000.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 12 -

STOCK TRANSACTIONS (Continued)

Warrants

As part of the Share Agreement (see Note 1), the Company issued 7,168,685 warrants to shareholders and debt holders of DeFi in exchange for cancelling their existing warrants in DeFi. These warrants have a two year term (expiring on October 21, 2011) and are exercisable at $0.10 per share. A summary of the status of warrants at December 31, 2009 and 2008 and changes during the years then ended is as follows:

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 12 -

STOCK TRANSACTIONS (Continued)

Warrants (Continued)

All warrants are convertible at the option of the warrant holder and are exercisable in cash where the holder receives shares in exchange for cash payment and there are no additional special redemption features. The Company estimates the fair value of each warrant at the grant date by using the Black-Scholes option pricing model. The Company determines the following significant assumptions at the time of grant in order to calculate the value of the warrant based on the Black-Scholes option pricing model: dividend yield, expected volatility, risk-free interest rate, and expected lives of the warrant. Management believes the best input assumptions available were used to value the warrants and that the resulting warrant values are reasonable. The Company’s assumptions used are as follows:

Options

During 2007 and 2008, the Company issued options to various employees and consultants of the Company. These options have terms of ten years (with options expiring beginning in 2017) and are exercisable at $0.29 per share and vest over a period of four years. A summary of the status of options at December 31, 2009 and 2008 and changes during the years then ended is as follows:

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 12 -

STOCK TRANSACTIONS (Continued)

Options (Continued)

All options are convertible at the option of the holder (when exercisable) and are exercisable in cash where the holder receives shares in exchange for cash payment and there are no additional special redemption features. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model. The Company determines the following significant assumptions at the time of grant in order to calculate the value of the warrant based on the Black-Scholes option pricing model: dividend yield, expected volatility, risk-free interest rate, and expected lives of the warrant. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. The estimated intrinsic value of the options was $-0- as the options were issued prior to having an open market value on the equity instruments. The Company’s assumptions used are as follows:

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 13 -

COMMITMENTS AND CONTINGENCIES

Employment Agreements

Chief Executive Officer (CEO)

Effective November 22, 2006, the Company entered into an employment agreement with an individual to be its Chief Executive Officer (CEO) at $180,000 per annum.  The employee purchased 3,000,000 shares of the Company’s common stock pursuant to the terms and conditions of a Stock Purchase Agreement, with the following amendments (1) if the Company terminates the employee’s services for any reason other than cause, then the right of repurchase shall lapse with respect to 50% of the then restricted shares (2) if the Company is subject to a change in control before the employee’s service terminates and if the employee is subject to an involuntary termination within 12 months after the change in control, then the right of repurchase shall lapse with respect to 100% of the restricted shares.

In addition, if the employee’s employment is terminated for any reason other than cause the Company will be required to pay the employees base salary for a period of 12 months after termination.

President

Effective November 22, 2006, the Company entered into an employment agreement with an individual to be its President at $180,000 per annum.  The employee purchased 3,000,000 shares of the Company’s common stock pursuant to the terms and conditions of a Stock Purchase Agreement, with the following amendments (1) if the Company terminates the employee’s services for any reason other than cause, then the right of repurchase shall lapse with respect to 50% of the then restricted shares (2) if the Company is subject to a change in control before the employee’s service terminates and if the employee is subject to an involuntary termination within 12 months after the change in control, then the right of repurchase shall lapse with respect to 100% of the restricted shares.

In addition, if the employee’s employment is terminated for any reason other than cause the Company will be required to pay the employees base salary for a period of 12 months after termination.

Operating Leases

The Company also leases its copy machine under the terms of an operating lease agreement.  The current lease commenced on September 17, 2008 and has a 36 month term.  The monthly expense associated with this lease is $290.

The Company leases its office under the terms of an operating lease agreement.  The lease is currently on a month-to-month basis.  The lease requires a monthly payment of $5,541, and can be terminated by either party at any time .

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 13 -

 COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

The future minimum lease payments under operating leases are as follows:

Years Ending December 31,

2010	$ 3,480
2011	2,640
Thereafter	-

Total future minimum lease payments	$ 6,120

NOTE 14 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of December 31, 2009, the Company had an accumulated deficit of $9,234,731, significant negative working capital, and is in default on various notes payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company’s cost structure.  In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products.  Management plans to issue additional debt equity to fund the release of new products in 2010 and to continue to generate cash flow from operations. Additionally, the Company believes that the acquisition of DeFi will provide additional resources to fund the ongoing operations (see Note 1).  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

DEFI GLOBAL, INC.

(Formerly Lion Capital Holdings, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 15 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found the following material subsequent events occurred:

1.

On February 19, 2010, the Company amended its Articles of Incorporation to change its name from Lion Capital Holdings, Inc., to DeFi Global, Inc., and to increase its authorized shares from 150,000,000 to 250,000,000 common shares, this is also discussed in Note 1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure This is caused  by the fact that we do not have sufficient capital resources at this point to hire additional needed accounting staff to assist us with our internal bookkeeping and controls.  Management is endeavoring to raise additional capital through the private placement of equity, debt, or convertible debt, and if successful, some portion of the proceeds will be utilized to retain additional accounting staff to correct this deficiency.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was not effective This is caused  by the fact that we do not have sufficient capital resources at this point to hire additional needed accounting staff to assist us with our internal bookkeeping and controls.  Management is endeavoring to raise additional capital through the private placement of equity, debt, or convertible debt, and if successful, some portion of the proceeds will be utilized to retain additional accounting staff to correct this deficiency.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, And Corporate Governance.

The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and quality. Our Board of Directors elects our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Jeff Rice	44	Director and Chief Executive Officer
Tim Page	59	Director and Chairman of the Board
Mark Sierra	47	Chief Financial Officer
David Thomas	41	President
Ricahrd Chanick	56	Director and Secretary
Joel Heffron	71	Director
Bobby Perry	59	Director

Jeffrey P. Rice – Director, Chief Executive Officer

Mr. Rice, age 44, has served as the Chief Executive Officer of Mobile since cofounding it in 2006.  Prior to accepting the office of CEO of Mobile Mr. Rice served as President of Telesphere Networks Ltd., a hosted VoIP company based in Phoenix, AZ, from 2002 to 2006.   Telesphere was one of the first to build and deploy a pure MPLS Network running hosted voice from a centralized data center. Prior to 2002, Mr. Rice was COO of Widevine Technologies, an IP-based security company focused on streaming media, Rice grew the company from 12 employees to over 100 employees, raised over $20 million from institutional investors and launched two software products to market. As CFO and COO of Rivals.com, an Internet sports Network with more than 800 websites delivering team-specific content and merchandise to fans worldwide, Rice was instrumental in all aspects of building the operating infrastructure and raising institutional capital. He later became President of Rivals Europe. Rivals, was recently acquired by Yahoo! for over $100M. Rice is from a financial background, cofounding and serving as President and CEO of Bay Mortgage Co., a prominent Northwest mortgage lender sold in 1999 to a regional Washington State bank.  In 1998, he was a founder and original charter member of Charter Bank, Inc. and served on the Board of Charter Financial Holding Company Board until 2003. Charter Bank was acquired by Boston Private Wealth Management in July of 2007. Mr. Rice attended the University of Montana and the business school at Arizona State University.

Mark Sierra – Chief Financial Officer

Mr. Sierra, age 47, for more than the past five years has operated his own consulting business, specializing in providing management and financial consulting services to startups and publicly traded companies.  He has helped to raise over $450 million in equity and venture debt over the last 13 years and has worked with portfolio companies of such venture capital firms as Kleiner Perkins, Sequoia Capital, Venrock, August Capital, Mayfield, and Onset Ventures.  Mr. Sierra became Chief Financial Officer of DeFi in 2007.  Prior to working with DeFi Mobile, Mr. Sierra worked for 7 years at Apple Computer, Inc. in the Corporate Finance and Tax Departments.  Mr. Sierra has a Masters in Business Administration from San Jose State University.

Dave Thomas – President

Mr. Thomas, age 41, joined Mobile in 2006, and has been in charge of development of the DeFi Global Network and service execution. Mr. Thomas has worked in the mobile communication and technology development industry for more than 15 years. Prior to Mobile, from September 1999 to November 2006 Mr. Thomas served as CEO and Co- Founder of Telesphere, a hosted VoIP company based in Phoenix, AZ, and one of the first to build and deploy a pure MPLS Network running hosted voice from a centralized data center.  Telesphere grew in just five years to support tens of thousands of end points in more than 28 states.   Mr. Thomas was a co-founder of DeFi in November of 2006.   Mr. Thomas has a BA degree in electrical engineering from ITT Tech.

Timothy Page – Director and Chairman of the Board

Mr. Page, age 59, has operated his own business consulting practice, and has also served as an officer and a director of various public companies for more than the past five years. Since 1998, Mr. Page has served as CEO, President and a Director of Lion Capital Holdings, Inc, previously known as Telecomm.com, Inc. Mr. Page has formed several companies, one being Capital Cable & Wire, Inc, which was purchased by Telecomm.com, Inc (now Lion Capital Holdings, Inc.), in 1999. Between 2007 and 2009 the SEC filed 3 civil actions against Tim Page, alleging Mr. Page violated Section 5 of the Securities Act of 1933 by the distribution of unregistered securities. The 2007 civil action was dismissed, and the other two actions have not gone to trial. Mr. Page has denied any wrong doing, and intends to vigorously defend against these claims. Mr. Page is a citizen of the United Kingdom, but currently resides in Los Angeles, California. Mr. Page is a Fellow of the Institute of Chartered Accountants of England and Wales.

Joel Heffron – Director

Mr. Heffron, age 71, for more than the past five years, has operated his own business brokerage, providing brokerage services and business consulting services and advice to small and middle-market companies with annual revenues ranging from $2 to $30 million. He specializes in representing both Public and Private Companies who are seeking acquisitions and mergers for growth and development.  Mr. Heffron has lived and traveled extensively in Asia, and maintains close contacts with Asian individuals and companies who are interested in developing relationships within the United States and Canada. He graduated from the Wharton School of Finance, and has a Bachelor of Laws from New York University School of Law. He is a member of the Bar of the State of New York, and is a licensed real estate broker in both California and New York.

Bobby Perry – Director

Mr. Perry, age 59, is the President of Bobby Perry & Co, P.C. (Formerly Perry & Co, P.C.) a CPA firm located in Bellaire, Texas, which he formed in 1986, and has operated since. His firm represents individuals and businesses in tax planning matters and in disputes with the Internal Revenue Service, including representation in tax audits and pursuit or defense of claims in the US Tax Court.

Mr. Perry, in addition to being a licensed Certified Public Accountant in the State of Texas, is also licensed by the State of Texas to sell Life and Health insurance.  Mr. Perry has a Bachelor of Science in Accounting, from the University of Southwestern Louisiana.

Richard Chanick, Director and Secretary

Mr. Chanick, age 56 founded FUNfinder, Inc., in February of 2006, and has served has it CEO and a Director since.  FUNfinder is a venue-specific GPS rental company that has instituted patent-pending technology developed by Chanick to enhance guests experiences at educational and entertainment venues. From 1981 to 2006, Mr. Chanick was the CEO for VSP Search, a multi-divisional personnel placement and consulting firm dealing with a broad range of personnel related issues such as recruitment, retention and compensation.  Mr. Chanick graduated from the United States Air Force Academy on the Superintendent’s list for military and academic excellence. As an Instructor pilot Mr. Chanick was Top Graduate, was selected to train the first group of women pilots and successfully worked with many allied countries in the development of fighter pilots. Active in the alumni association Chanick has been a regular invited guest to the Air Force Academy Leadership Conference.  Mr. Chanick has a degree in Economics from the United States Air Force Academy.

Committees of the Board

We do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors. The responsibilities of these committees are fulfilled by our board of directors and all of our directors participate in such responsibilities.  Two of our directors, Mr. Heffron and Mr. Perry we consider “independent”. In addition, we do not currently have an “audit committee financial expert” as such term is defined in the Securities Act.  Since we do not have any of the subject committees, our entire board of directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations

Involvement In Certain Legal Proceedings

None of our officers, directors, promoters or control persons have been involved in the past five years in any of the following:

(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2009, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were not complied with, except that, Form 4’s were not filed on a timely basis for Timothy Page, Jeffrey Rice, and Richard Chanick. The Form 4’s have since been filed.

Changes in Nominating Procedures

None.

Item 11. Executive Compensation.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2009 and 2008 fiscal years as shown in the following table. No cash bonuses were paid to such persons for services rendered in the fiscal years ended December 31, 2009, and 2008.

Overview

The following is a discussion of our program for compensating our named executive officers and directors. Currently, we do not have a compensation committee, and as such,

our board of directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objectives and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

In the near future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Elements of Compensation

Our compensation program for the named executive officers consists primarily of base salary. There is no retirement plan, long-term incentive plan or other such plans.  The Company currently has limited revenue. As such we have not yet obtained a consistent revenue stream with which to fund employee salaries and bonus plans. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2009 are reflected in the Summary Compensation Table.

Employment Agreements

On October 7, 2009, our Company entered into a consulting Agreement with Ticino Consulting Group, providing for the rendering of consulting services by it through its principle employee, Tim Page, our former CEO and a current director and Chairman of the Board of the Company, over a 36 month term. The Agreement provides for payment for such consulting services rendered to DeFi Mobile Ltd at the rate of $15,000 per month (plus the costs of certain employee benefits for Mr. Page).

Severance and Change in Control Benefits.

In November 2007, Global, our wholly owned subsidiary, entered into employment agreements with Jeff Rice and Dave Thomas.  The employment agreements provide for Mr. Rice to be employed as Chairman and CEO of DeFi and for Mr. Thomas to be employed President and Chief Architect of DeFi and both report to the DeFi Board of directors. The employment agreements provide for annual cash compensation $240,000 to each of Mr. Rice and Mr. Thomas.  The employment agreement provides for severance payments to the executives of their salary for a period of 12 months following a termination for any reason other than for cause. The agreements have no term but provide that the executives are employed at will. The Executives and the Company have agreed that the Company shall assume the employment agreements.

The change in control provisions in the employment agreements provide for the acceleration of vesting of 3,000,000 shares of stock each purchased by the executives. If the change and control occurs after termination of the executive then 50% of such shares shall vest. If the change in control occurs before the termination of the executive and the executive is terminated within twelve months of the change in control then all of such shares shall vest.  All shares of common stock held by the executives have been exchanged in connection with the Share Exchange Agreement.  The restricted stock vests monthly at rate of approximately 2.1% and as of the date hereof 1,750,000 have vested. The restricted stock is fully vested in June of 2010 for both of the executives.  Upon completion of the Share Exchange, DeFi mobile will assign its rights in the Restricted Stock purchase agreements with the executives to Lion.

In the event the executive officer timely elects continued coverage of a health, dental or vision plan sponsored by DeFi under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, DeFi will pay the full amount of the executive officer’s COBRA premiums, including coverage for the executive officer’s eligible dependants, for a period equal to the earlier of (a) 12 months, (b)  the expiration of continued coverage under COBRA, or (c) the effective date of the executive officer’s coverage by a substantially equivalent health insurance coverage insurance plan of a subsequent employer. Under the terms of the employment agreements, if the payments to any executive officer result in the imposition of any excise taxes, DeFi is not required to make an additional payment to the executive officer to cover such taxes.

As of April 15, 2010, we were not a party to any other employment agreement with any Officer, Director or principle shareholder, except as described above.

The following table sets forth the compensation paid to our chief executive officer for each of our last two completed fiscal years. No other officer received compensation greater than $100,000 for either fiscal year.

Summary Compensation Table

The values shown in the Salary column were amounts the Company accrued for 2009. However based on working capital limitations throughout 2009, the Company actually paid Mr. Rice $101,200 and Mr. Thomas $146.983. The values shown in the Stock Awards column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock or options granted in 2009 in accordance with ASC 250 (formerly SFAS 123 (R)). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants of stock and stock options.

We did not have a compensation committee during the year ended December 31, 2009. During the year ended December 31, 2009, none of our officers and employees participated in deliberations of our board of directors concerning executive compensation. During the fiscal year ended December 31, 2009, none of our executive officers served on the board of directors of any entities whose directors or officers serve on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 1, 2010, with respect to the beneficial ownership of the Company’s outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership		Approximate Percent of Class (%)
Co Common	Jeffrey Rice	5,642,916		4.93%
Co Common	David Thomas	3,000,000		2.62%
Common	Timothy Page and Family	29,185,107	(2)	25.51%
Co Common	All executive officers and directors as a group (3 persons)	37,828,023		33.07%

———————

(1) – Greater than 1% holders

(2) – Shares owned by Timothy Page and Family include 6,904,527 shares owned by Tim Page; 6,250,555 shares owned by Testre LP a Texas company which Tim Page is the beneficiary; 12,630,906 shares owned by Janan Page and her companies (Tim Page’s wife); and 6,043,425 shares owned by Mr. Page’s adult children.

Item 13. Certain Relationships And Related Transactions, and Director Independence

See the discussion in Item 11, Executive Compensation, set forth herein.

Director Independence

Mr. Joel Heffron and Mr. Bobby Perry are independent as that term is defined under the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees And Services

The following table sets forth the aggregate fees billed to us by our principal accountant,  Chisholm, Bierwolf, Nilson & Morrill, CPA, for the periods indicated

	2009	2008
Audit fees (1)	$14,522	$11,180

Tax Fees	$0	$0

Total	$14,522	$$11,180

———————

(1)  Includes fees for audit committee reports and out of pocket expenses.

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1) Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.

(2) Financial Statement Schedules.

None

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of DeFi Global, Inc. (1)
3.1	Amended and Restated Articles of Incorporation of DeFi Global, Inc. (1)
3.2	Articles of Amendment to Articles of Incorporation (1)
3.3	Amended and Restated Bylaws of DeFi Global, Inc. (1)
31.1	Certification by the Chief Executive Officer
31.2	Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer and Chief Financial Officer

(1) Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2010.

DEFI GLOBAL, INC.

By:	/s/ Jeff Rice
Jeff Rice
Chief Executive Officer
(Principal Executive Officer /s/Mark Sierra _____________________________________________
Mark Sierra Chief Financial Officer