Form 10-Q
period 2010-03-31
DEFI GLOBAL, INC
filed 2010-05-24
CIK 1109219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

 For the quarterly period ended March 31, 2010

or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from _________ to _________

———————

DEFI GLOBAL, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

———————

DELAWARE	000-26235	52-2191403
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

7373 East Double Tree Ranch Road, Suite 125 Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip Code)

______________

(Registrant's telephone number, including area code)

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

Number of shares of DeFi Global, Inc. common stock, $0.001 par value, outstanding as of May 15, 2010: 114,400,285, exclusive of treasury shares.

DEFI GLOBAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 4T. CONTROLS AND PROCEDURES

11

ITEM 1.

LEGAL PROCEEDINGS

12

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

16

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4.

RESERVED

16

ITEM 5.

OTHER INFORMATION

16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

17

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEFI GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

DEFI GLOBAL, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$ 13,033	$ 8,082
Accounts receivable, net	23,449	111,682
Other receivables	4,125	2,750
Note receivable	60,000	60,000
Prepaids and other current assets	163,168	223,038

Total Current Assets	263,775	405,552

PROPERTY AND EQUIPMENT

Network hardware	241,633	267,623
Computer servers	150,323	150,323
Computer equipment	57,422	60,722
Furniture, fixtures and equipment	405,880	156,742

Total Property and Equipment	855,258	635,410
Less: Accumulated Depreciation	(428,993)	(369,139)

Net Property and Equipment	426,265	266,271

OTHER ASSETS

Network software and user licenses, net	1,245,940	1,245,940
Software development costs, net	752,540	944,777
Tradmarks, net	37,892	37,892
Domain names, net	10,416	11,072
Security deposits	49,293	2,602

Total Other Assets	2,096,081	2,242,283

TOTAL ASSETS	$ 2,786,121	$ 2,914,106

DEFI GLOBAL, INC.

Consolidated Balance Sheets (Continued)
-2-

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2010	2009
	(unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 3,285,717	$ 2,923,668
Advances - related party	86,548	85,548
Subordinated convertible notes payable	10,000	10,000
Venture leasing note payable	625,871	625,871
Notes payable	695,000	200,000
Convertible note payable	-	-
Notes payable - related parties	81,500	81,500
Net liabilities of discontinued operations	1,703,418	1,703,418

Total Current Liabilities	6,488,054	5,630,005

Total Liabilities	6,488,054	5,630,005

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share,
250,000,000 shares authorized; 114,400,285
shares issued and outstanding	114,400	114,400
Additional paid-in-capital	6,407,965	6,407,965
Accumulated deficit	(10,224,298)	(9,238,264)

Total Stockholders' Deficit	(3,701,933)	(2,715,899)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,786,121	$ 2,914,106

The accompanying notes are an integral part of these financial statements

DEFI GLOBAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009

REVENUES	$ 1,287	$ 23,622

COST OF SALES	89,483	197,834

GROSS PROFIT (LOSS)	(88,196)	(174,212)

OPERATING EXPENSES

Payroll, benefits and penalties	319,891	557,306
Professional fees	56,910	22,127
Travel	32,874	19,624
Advertising and marketing	37,835	4,085
Depreciation and amortization	289,238	94,650
Rent	18,658	28,190
Other general and administrative	71,432	23,528

Total Operating Expenses	826,838	749,510

LOSS FROM OPERATIONS	(915,034)	(923,722)

OTHER INCOME (EXPENSE)

Interest income	1,375	-
Financing costs	(17,900)	-
Interest expense	(54,475)	(60,120)

Total Other Income (Expense)	(71,000)	(60,120)

NET LOSS BEFORE INCOME TAXES	(986,034)	(983,842)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (986,034)	$ (983,842)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING	114,400,285	24,221,411

The accompanying notes are an integral part of these financial statements

DEFI GLOBAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(986,034)	$(983,842)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	289,238	94,650
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	88,233	(2,621)
Other receivables	(1,375)	9,426
Prepaids and other current assets	23,398	7,246
Domain names	(19)	(286)
Accounts payable and accrued expenses	362,049	627,698

Net Cash Used in Operating Activities	(224,510)	(247,729)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in deposits	(46,691)	-
Purchases of property and equipment	(219,848)	(1,057)

Net Cash Used in Investing Activities	(266,539)	(1,057)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in cash overdraft	-	24,646
Increase in advances - related party	1,000	-
Payments on notes payable and convertible notes	-	(86,310)
Proceeds received on notes and convertible notes	495,000	80,000
Proceeds received from subordinated convertible note	-	221,500

Net Cash Provided by Financing Activities	496,000	239,836

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,951	(8,950)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,082	8,950

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 13,033	$ -

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 45,000	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K which was filed on May 17, 2010.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the years ending December 31, 2010.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of March 31, 2010, the Company had an accumulated deficit of approximately $10,000,000, significant negative working capital, and is in default on various notes payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company’s cost structure.  In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products.  Management plans to issue additional debt equity to fund the release of new products in 2010 and to continue to generate cash flow from operations. Additionally, the Company believes that the acquisition of DeFi will provide additional resources to fund the ongoing operations (see 2009 Annual Report on Form 10-K which was filed on May 17, 2010 for description and details).  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - MATERIAL TRANSACTIONS

Name Change and Increase in Authorized Common Shares

On February 19, 2010, the Company amended its Articles of Incorporation to change its name from Lion Capital Holdings, Inc. to DeFi Global, Inc., and to increase its authorized common shares from 150,000,000 to 250,000,000.

New Debt

On February 2, 2010, the Company entered into a promissory note with an individual whereby the Company borrowed $165,000. The terms of the promissory note are as follows: (a) interest of $15,000 due in advance upon closing of the note agreement and (b) the note is due and payable at any time after February 16, 2010 upon demand of the note holder.

On March 16, 2010, the Company entered into a secured promissory note with an individual whereby the Company borrowed $330,000. The terms of the promissory note are as follows: (a) interest of $30,000 due in advance upon closing of the note agreement, (b) the note is due and payable at any time after April 16, 2010 upon demand of the note holder, and (c) if the note is not paid at maturity, and additional $30,000 interest payment shall accrue for each sixty (60) day period that the loan remains unpaid.

NOTE 4 - NEWLY ADOPTED PRONOUNCEMENTS

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

NOTE 5 - BASIC AND FULLY DILUTED LOSS PER SHARE

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

Following is a reconciliation of the loss per share for the three months ended March 31, 2010:

Net (loss) available to

 common shareholders

$

(986,034)

Weighted average shares

114,400,285

Basic and fully diluted loss per share (based

 on weighted average shares)

$

(0.01)

NOTE 6 - INCOME TAXES

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through March 31, 2010.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

There are no tax positions included in the accompanying consolidated financial statements at March 31, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through December 31, 2009, the Company had incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is approximately $9,000,000 at December 31, 2009, and will expire in the years 2028 through 2029.

NOTE 7 - SUBSEQUENT EVENTS

The Company has determined that there are no material subsequent events that materially affect the financial statements presented herein.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Forward Looking Statements

Information included or incorporated by reference in this Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

Whether we will develop and then increase revenues within our business;

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

RECENT DEVELOPMENTS

DeFi continues to develop business to business and business to consumer applications for enterprise businesses.  These development efforts are empowered by the hosted application services network that DeFi has already commercially deployed.

DeFi completed phase one of the development project with Royal Caribbean Cruise Line (“RCCL”) and has successfully deployed the integrated software solution on board the largest cruise ship in the world, The Oasis of the Seas. Management continues to collaborate on a roll out schedule for other ships in the fleet, including the sister ship to the Oasis, the Allure of the Seas. The 3 year contracted relationship with Royal is revenue generating in the initial phase from renting iPhone devices empowered with DeFi’s software solution to navigate, track other people in your party including children and communicate while on board the cruise ship.  Royal brands the product “Royal Connect” and rents the devices and services to their customers.

Management is in discussions with certain venue operators and other businesses that are interested in developing branded mobile applications for their respective business while using the tools and services provided and powered by DeFi’s technology platform.

SUMMARY AND OUTLOOK OF THE BUSINESS

DeFi, through its Mobile Subsidiary, has architected, built and deployed, a Large IP Network infrastructure that can host, support and deliver Applications and Services including voice, video, gaming, multi-media, and digital content over the internet to hot spots, desktop computers and all manner of handheld devices. Called the “DeFi Global Network”, this Network can provide global mobile broadband service at speed comparable to fixed wire broadband for multiple mobile Internet access devices, or IADs.

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

Results of Operations for the Three-Months Ended March 31, 2010

For the three months ended March 31, 2010, our total revenue decreased approximately $22,300, or 94% to approximately $1,287.  The decrease in revenue was a result of a delay in completion and sign-off of software before it went into production as well as a lack of advertising and marketing of Company services due to financial constraints.

DeFi remains focused on strategic growth through new contracts for applications which bundle our network services, and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services decreased by approximately 55% to $89,483, and Gross Loss decreased from (737%) of revenues to (6,853%). The decrease is due to the drop of revenue described above, although this decrease was offset by a lower cost of sales so the Company was able to actually improve the gross loss for the three months ended March 31, 2010 by approximately $86,000 compared to the three months ended March 31, 2009. The company anticipates that through the growth and expansion of its business, our direct costs should decrease and our gross margins increase.

Total operating expenses increased by approximately $77,328, or 10.3% from the prior comparative period, to $826,838. The Company’s focus on the engineering and development work needed for the RCCL contract led to an approximate $190,000 increase to the depreciation and amortization of the created assets for this line of business compared to the prior comparative period. As a result of these activities, our net loss increased by $2,192, or 0% from the prior comparative period.

Liquidity and Capital Resources

We have experienced net losses of $986,034 and $983,842 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, we had $13,033 in cash.  Cash flows from operations are not currently sufficient to fund operations and corporate expenses. During the period we increased our net notes payable by approximately $495,000.

At the end of the period, cash and cash equivalents increased approximately $4,951 from the prior comparative period to $13,033. Net cash used in operating activities decreased approximately $24,219 from the prior comparative period to $224,510. The increase was a result of $362,049 working capital increase of accounts payables and accrued expenses as well as depreciation and amortization of $289,238 in the period.  Net cash provided by financing activities increased approximately $256,164 from the prior comparative period to $496,000. The largest contributor to this increase is the increase of proceeds from the issuance of notes payable.  .

Since inception, we have financed cash flow requirements through the issuance of common stock and loans. As we expand our operational activities, we expect to continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and/or borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The deficiency in our disclosure controls and procedures is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. We seeking to hire an accountant in the upcoming quarter, and we expect his services will enhance our disclosure controls. We are actively seeking additional financing to be able to afford to hire more accounting staff in an effort to remediate this lack of segregation of duties.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 1A      RISK FACTORS

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

We Received A Going Concern Opinion From Our Independent Auditors Due To Substantial Doubt As To Our Ability To Continue As A Going Concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused a combined accumulated deficit of approximately $10,224,298 as of March 31, 2010. In addition, we have a combined working capital deficit of approximately $6,224,279 as of March 31, 2010. We incurred net losses of $3,378,471 and $4,304,864 for the years ended December 31, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and obtain financing to meet our working capital requirements, we would have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations

.

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

There Is Currently Very Little Liquidity In Our Trading Market For Our Common Stock And We Cannot Assure Liquidity Will Develop In The Future.

To date there has been very little liquidity in our trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Should trading of our common stock be suspended from the Pink Sheets Over the Counter Market for any reason, the trading price of our common stock could suffer and the trading market for our common stock might become more illiquid and our common stock price might be subject to increased volatility. Furthermore, for companies whose securities are quoted on the Pink Sheets Over the  Counter Market, it is more difficult to obtain accurate quotations, to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and to obtain additional capital.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

RESERVED

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as part of this Form 10-Q.

:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of DeFi Global, Inc. (1)
3.1	Amended and Restated Articles of Incorporation of DeFi Global, Inc. (1)
3.2	Articles of Amendment to Articles of Incorporation (1)
3.1	Amended and Restated Bylaws of DeFi Global, Inc. (1)

31..1 31.2

Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

———————

(1)

previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFI GLOBAL, INC.

Date: May 24, 2010	By:	By:/s/Jeff Rice
	Name:	Name: Jeff Rice Title: Chief Executive Officer (Principal Executive Officer) By:/s/ Mark Sierra Name: Mark Sierra Title:(Principal Financial and Accounting Officer)
Title: