Form 10-Q
period 2010-06-30
DEFI GLOBAL, INC
filed 2010-08-23
CIK 1109219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

 For the quarterly period ended June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Number of shares of DeFi Global, Inc. common stock, $0.001 par value, outstanding as of August 23, 2010: 114,850,285, exclusive of treasury shares.

DEFI GLOBAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 4T. CONTROLS AND PROCEDURES

15

ITEM 1.

LEGAL PROCEEDINGS

15

ITEM 1A.

RISK FACTORS

15

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

19

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4.

RESERVED

19

ITEM 5. OTHER INFORMATION

19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

20

SIGNATURES

21

PART I. FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEFI GLOBAL, INC.
Condensed Consolidated Balance Sheets

ASSETS

			June 30	December 31,
			2010	2009
			(unaudited)
CURRENT ASSETS

Cash and cash equivalents			$ 5,628	$ 8,082
Accounts receivable, net			81,851	111,682
Other receivables			5,500	2,750
Note receivable			60,000	60,000
Prepaids and other current assets			87,791	223,038

Total Current Assets			240,770	405,552

PROPERTY AND EQUIPMENT

Network hardware			267,623	267,623
Computer servers			150,323	150,323
Computer equipment			57,422	60,722
Furniture, fixtures and equipment			295,642	156,742

Total Property and Equipment			771,010	635,410
Less: Accumulated Depreciation			(500,176)	(369,139)

Net Property and Equipment			270,834	266,271

OTHER ASSETS

Network software and user licenses, net			1,245,940	1,245,940
Software development costs, net			766,457	944,777
Tradmarks, net			35,523	37,892
Domain names, net			9,804	11,072
Security deposits			49,293	2,602

Total Other Assets			2,107,017	2,242,283

TOTAL ASSETS			$ 2,618,621	$ 2,914,106

DEFI GLOBAL, INC.
Condensed Consolidated Balance Sheets (Continued)
	2

LIABILITIES AND STOCKHOLDERS' DEFICIT

			June 30,	December 31,
			2010	2009
			(unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses			$ 3,571,465	$ 2,923,668
Advances - related party			121,344	85,548
Deferred Revenue			15,006
Subordinated convertible notes payable			10,000	10,000
Venture leasing note payable			625,871	625,871
Notes payable			715,000	200,000
Convertible note payable			-	-
Notes payable - related parties			156,500	81,500
Net liabilities of discontinued operations			1,703,418	1,703,418

Total Current Liabilities			6,918,604	5,630,005

Total Liabilities			6,918,604	5,630,005

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share,
250,000,000 shares authorized; 114,850,285 and 114,400,285
shares issued and outstanding			114,850	114,400
Additional paid-in-capital			6,520,015	6,407,965
Accumulated deficit			(10,934,847)	(9,238,264)

Total Stockholders' Deficit			(4,299,983)	(2,715,899)

	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 2,618,621	$ 2,914,106

The accompanying notes are an integral part of these condensed financial statements 3 DEFI GLOBAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

REVENUES	$ 71,296	$ 9,839	$ 72,583	$ 33,461

COST OF SALES	86,334	104,417	175,817	302,251

GROSS PROFIT (LOSS)	(15,038)	(94,578)	(103,234)	(268,790)

OPERATING EXPENSES

Payroll, benefits and penalties	280,029	435,270	599,920	992,576
Professional fees	157,650	98,948	214,561	121,075
Travel	19,597	58,617	52,471	78,241
Advertising and marketing	-	1,434	37,835	5,519
Depreciation and amortization	110,167	90,431	399,568	185,081
Rent	18,637	21,366	37,295	49,556
Other general and administrative	17,825	30,586	58,181	54,114
Loss on sale of assets	47,302	-	47,302	-

Total Operating Expenses	651,207	736,652	1,447,133	1,486,162

LOSS FROM OPERATIONS	(666,245)	(831,230)	(1,550,367)	(1,754,952)

OTHER INCOME (EXPENSE)

Interest income	1,375	-	2,750	-
Financing costs	(14,000)	(60,016)	(64,900)	(60,016)
Interest expense	(44,591)	(108,467)	(84,066)	(168,587)

Total Other Income (Expense)	(57,216)	(146,216	(193,518)	(228,603)

NET LOSS BEFORE INCOME TAXES	(620,336)	(999,713)	(1,593,458)	(1,983,555)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (732,461)	$ (999,713)	$ (1,696,583)	$ (1,983,555)

LOSS PER SHARE - BASIC & DILUTED	$ (0.01)	$ (0.04)	$ (0.01)	$ (0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	114,548,637	24,221,411	114,470,966	24,221,411

The accompanying notes are an integral part of these condensed financial statements 4 DEFI GLOBAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
For the Period Ended June 30, 2010 and the Year Ended December 31, 2009

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2008	24,221,411	$ 24,221	$ 3,966,122	$ (5,859,793)

Reverser merger adjustment	49,739,020	49,739	(1,880,246)	-

Common stock issued to convert
debt and interest as part of the
reverse merger	38,799,854	38,800	3,913,729	-

Common stock issued for cash	1,640,000	1,640	408,360	-

Net loss for the year ended
December 31, 2009	-	-	-	(3,378,471)

Balance, December 31, 2009	114,400,285	114,400	6,407,965	(9,238,264)

Shares issued for services
to related parties	450000	450	112,050

Net loss for the six months
ended June 30, 2010
(unaudited)				(1,593,458)

Balance, June 30, 2010
(unaudited)	114,850,285	$ 114,850	$ 6,520,015	$ (10,831,722)

The accompanying notes are an integral part of these condensed financial statements 5 DEFI GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Six Months
			Ended June 30,
			2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss			$ (1,593,458)	$ (1,983,555)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization			318,401	170,973
Loss on sale of assets			47,302
Stock issued for services			9,375
Change in operating assets and liabilities, net of acquisition:
Accounts receivable			29,831	(5,021)
Other receivables			(2,750)	4,559
Prepaids and other current assets			135,247	(324,019)
Domain names			593	389
Deferred Revenue			15,006
	Accounts payable and accrued expenses		683,593	1,151,103

	Net Cash Used in Operating Activities		(356,861)	(985,571)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in deposits			(46,691)	-
Proceeds from sale of assets			20,000	-
Purchases of property and equipment			(202,902)	(1,057)

Net Cash Used in Investing Activities			(235,593)	(1,057)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in cash overdraft			-	24,646
Increase in advances - related party			-	-
Payments on notes payable and convertible notes			-	(138,620)
Proceeds received on notes and convertible notes			590,000	205,000
Proceeds received from subordinated convertible note			-	910,156

	Net Cash Provided by Financing Activities		590,000	1,001,182

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS			(2,454)	14,554

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			8,082	8,950

CASH AND CASH EQUIVALENTS, END OF PERIOD			$ 5,628	$ 23,504

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest			$ -	$ -
Cash paid for income taxes			$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these condensed financial statements

NOTE 1-BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K which was filed on May 18, 2010.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 -GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of June 30, 2010, the Company had an accumulated deficit of approximately $11,000,000, significant negative working capital, and is in default on various notes payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company’s cost structure.  In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products.  Management plans to raise  additional debt  to fund the release of new products in 2010 and to continue to generate cash flow from operations. Additionally, the Company believes that the acquisition of DeFi will provide additional resources to fund the ongoing operations (see 2009 Annual Report on Form 10-K which was filed on May 18, 2010 for description and details).  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 -MATERIAL TRANSACTIONS

Name Change and Increase in Authorized Common Shares

On February 19, 2010, the Company amended its Articles of Incorporation to change its name from Lion Capital Holdings, Inc. to DeFi Global, Inc., and to increase its authorized common shares from 150,000,000 to 250,000,000.

New Share Issuance

During the quarter the company authorized the issuance of 450,000 shares to directors of the Company. The issuance was valued at $.25 per share ($112,500), which was the market value of the stock on that day.

New Debt

On February 2, 2010, the Company entered into a promissory note with an individual whereby the Company borrowed $150,000. The terms of the promissory note are as follows: (a) interest of $15,000 due in advance upon closing of the note agreement and (b) the note is due and payable at any time after February 16, 2010 upon demand of the note holder.

On March 16, 2010, the Company entered into a secured promissory note with an individual whereby the Company borrowed $300,000. The terms of the promissory note are as follows: (a) interest of $30,000 due in advance upon closing of the note agreement, (b) the note is due and payable at any time after April 16, 2010 upon demand of the note holder, and (c) if the note is not paid at maturity, and additional $30,000 interest payment shall accrue for each sixty (60) day period that the loan remains unpaid.

On June 10, 2010, the Company entered into a promissory note with two individuals whereby the Company borrowed $125,000. The terms of the promissory note are as follows: (a) interest of $10,000 due in advance upon closing of the note agreement and (b) the note is due and payable at any time after June 18, 2010 upon demand of the note holder.

On June 18, 2010, the Company entered into a promissory note with an individual whereby the Company borrowed $15,000. The terms of the promissory note are as follows: (a) interest of $1,200 due in advance upon closing of the note agreement and (b) the note is due and payable at any time after June 30, 2010 upon demand of the note holder.

NOTE 4 -NEWLY ADOPTED OR RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 -NEWLY ADOPTED PRONOUNCEMENTS (Continued)

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

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is a filer with the United States Securities and Exchange Commission (the "SEC") to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

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

Following is a reconciliation of the loss per share for the six months ended June 30, 2010:

Net (loss) available to

 common shareholders

$

(1,593,458)

Weighted average shares

114,470,966

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through June 30, 2010.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

NOTE 6 -   INCOME TAXES (Continued)

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

There are no tax positions included in the accompanying consolidated financial statements at June 30, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through June 30, 2010, the Company had incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is approximately $11,000,000 at June 30, 2010, and will expire in the years 2028 through 2029.

NOTE 7 -SUBSEQUENT EVENTS

The Company has evaluated transactions subsequent to the quarter ended June 30, 2010 up to the date of the issuance of this report, and have no subsequent events to report.

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

DeFi completed phase one of the development project with Royal Caribbean Cruise Line (“RCCL”) and has successfully deployed the integrated software solution on board the largest cruise ship in the world, The Oasis of the Seas. Management continues to collaborate on a roll out schedule for other ships in the fleet, including the sister ship to the Oasis, the Allure of the Seas. The 3 year contracted relationship with Royal is revenue generating in the initial phase from renting iPhone devices empowered with DeFi’s software solution to navigate, track other people in your party including children and communicate while on board the cruise ship. Revenues generated this quarter are from renting a partial number of the committed iphones to Royal.  Royal brands the product “Royal Connect” and rents the devices and services to their customers.

Management is currently developing applications for other theme park related businesses and is in discussions with certain venue operators and other businesses that are interested in developing branded mobile applications for their respective business while using the tools and services provided and powered by DeFi’s technology platform.

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

DeFi leases its secured data center facility  located in central London, England.  The facility also provides power, cross connections with other carriers, and maintenance and support functions for the Network hardware, software and its operation.

DeFi licenses key software from various mobile software developers, for integration with its proprietary software and protocols, for use to create authentication to the devices and operate its Network.

DeFi licenses core network software from leaders in the industry, in order to provide network performance and quality of service to devices and wireless hotspots around the world.

To date, the DeFi Network has architected and built its core service platform. It has operated the Network in the beta testing stage, providing Voice communications between end users around the world, over the DeFi Global Network.  This beta testing is currently providing real time services for free to end users who are testing the service, providing feedback and helping to document and complete the build out of the FAQ’s for the Network. As a result, to date DeFi revenues have been nominal, but DeFi hopes to shortly roll out commercial service on a full pay basis.

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

Results of Operations for the Three-Months Ended June 30, 2010 and 2009

For the three months ended June 30, 2010, our total revenues increased by $61,457 or 724% from the corresponding three months of 2009, to a total of $71,296.  The increase in revenue was a result of the launch of our rental of iphones to Royal Carribean Cruse Lines (RCCL) pursuant to our contract to provide them with iphones with our application software for rental to their passengers. Revenues in 2009 were from the beta testing of the Global Access Wifi International long distance services.

DeFi remains focused on strategic growth through new contracts for applications which bundle our network services, and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services decreased by approximately 17% to $86,334 from the corresponding quarter of 2009. The change was due to the decreased costs associated with the international long distance services compared to the development and other costs associated with the RCCL development contract. Gross Loss decreased from (961%) of revenues to (21%). The decrease is due to the substantial increase in revenues from the RCCL contract. The company anticipates a continued increase in revenues associated with the RCCL agreement as more iphones are placed in service on their fleet, and expect to have gross profit in the next calendar year.

Total operating expenses decreased by approximately $85,445, or 12% from the prior comparative period, to $500,780. The decrease was due primarily to a decrease in payroll, professional fees and travel expenses, as the company focused on minimizing its operating expenses due to financial constraints. The Company’s focus on the engineering and development work needed for the RCCL contract, however, led to an approximate $20,000 increase to the depreciation and amortization of the created assets for this line of business compared to the prior comparative period. As a result of these activities, and our increased revenues, our net loss improved by $276,252 or 28% from the prior comparative period.

Results of Operations for the Six-Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010, our total revenues increased by $39,122 or 217% from the corresponding six months of 2009, to a total of $72,583.  The increase in revenue was a result of the launch of our rental of iphones to RCCL pursuant to our development and rental contract. Revenues in 2009 were from the beta testing of the Global Access Wifi International long distance services.

Cost of services decreased by approximately 42% to $175,817 from the corresponding six month period of 2009. The change was due to the decreased costs associated with the international long distance services compared to the development and other costs associated with the Royal development contract. Gross Loss decreased from (803%) of revenues to (142%). The decrease is due to the substantial increase in revenues from the RCCL contract. The company anticipates a continued increase in revenues associated with the RCCL agreement.

Total operating expenses decreased by $39,029, or 3% from the prior comparative period. The decrease was due primarily to a decrease in payroll, professional fees and travel expenses , with an increase in depreciation and amortization of the software development costs associated with the RCCL contract. As a result of these activities, and our increased revenues, our net loss improved by $286,972 or 14% from the prior comparative period.

Liquidity and Capital Resources

We have experienced net losses of $1,593,458 and $1,983,555 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, we had $5,628 in cash on hand.  Cash flows from operations are not currently sufficient to fund operations and corporate expenses. During the period we received proceeds from notes payable of approximately $590,000 to support operating deficits.

At the end of the period, cash and cash equivalents decreased approximately $(2,454) from the prior year end. Net cash used in operating activities decreased approximately $628,710 from the prior comparative period to ($356,861) from ($985,571).  The company had a substantial increase in the use of funds for Investing activities, which were associated with the purchase of iphones for the RCCL contract. Net cash provided by financing activities during 2010 was $590,000 compared to $1,001,182 in 2009, with all financing coming from notes and convertible notes from private placements.

Management is seeking to secure additional funding to purchase the needed equipment necessary to fulfill the commitment to RCCL, which could provide the company with substantial revenues.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The deficiency in our disclosure controls and procedures is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. We are seeking to hire an accountant, and if we do so, we expect his services will enhance our disclosure controls. We are also actively seeking additional financing to be able to afford to hire more accounting staff in an effort to remediate this lack of segregation of duties.

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

We Received A Going Concern Opinion From Our Independent Auditors Due To Substantial Doubt As To Our Ability To Continue As A Going Concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused a combined accumulated deficit of approximately $10,832,000 as of June 30, 2010. In addition, we have a combined working capital deficit of approximately $6,677,000. We incurred net losses of $3,378,471 and $4,304,864 for the years ended December 31, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and obtain financing to meet our working capital requirements, we would have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

Our Chief Executive officer, Jeff Rice, and our President Dave Thomas, each own or control a significant percentage of our common stock. Jeff Rice may be deemed to own 5% of our outstanding shares, and Dave Thomas may be demed to own 3% of our outstanding shares.  Our directors and executive officers and former executive officers as a group may be deemed beneficially to own an aggregate of approximately 8,648,000 shares of our common stock, or approximately 8%  of the outstanding shares of our common stock. These figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any options or warrants they may in the future be granted. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010, the company issued 450,000 shares of common stock to directors of the Company as compensation for the next 12 month period. No proceeds were received from the issuance.

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

31..1 31.2 32.1

Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Certification of the registrant's Chief Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

DEFI GLOBAL, INC

Date: August 23, 2010
	By:	/s/Jeff Rice
	Name:	Jeff Rice Chief Executive Officer (Principal Executive Officer) /s/ Mark Sierra Mark Sierra (Principal Financial and Accounting Officer)
Title: By: Name: Title: