Form 10-Q/A
period 2010-06-30
DEFI GLOBAL, INC
filed 2010-10-08
CIK 1109219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

DEFI GLOBAL, INC.
Condensed Consolidated Balance Sheets (Continued)
	2

LIABILITIES AND STOCKHOLDERS' DEFICIT

			June 30,	December 31,
			2010	2009
			(unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses			$ 3,571,464	$ 2,923,668
Advances - related party			121,344	85,548
Deferred Revenue			15,006
Subordinated convertible notes payable			10,000	10,000
Venture leasing note payable			625,871	625,871
Notes payable			715,000	200,000
Convertible note payable			-	-
Notes payable - related parties			156,500	81,500
Net liabilities of discontinued operations			1,703,418	1,703,418

Total Current Liabilities			6,918,603	5,630,005

Total Liabilities			6,918,603	5,630,005

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share,
250,000,000 shares authorized; 114,850,285 and 114,400,285
shares issued and outstanding, respectively			114,850	114,400
Additional paid-in-capital			6,520,015	6,407,965
Accumulated deficit			(10,934,847)	(9,238,264)

Total Stockholders' Deficit			(4,299,982)	(2,715,899)

	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 2,618,621	$ 2,914,106

The accompanying notes are an integral part of these condensed financial statements 3 DEFI GLOBAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

REVENUES	$ 71,296	$ 9,839	$ 72,583	$ 33,461

COST OF SALES	86,334	104,417	175,817	302,251

GROSS PROFIT (LOSS)	(15,038)	(94,578)	(103,234)	(268,790)

OPERATING EXPENSES

Payroll, benefits and penalties	280,029	435,270	599,920	992,576
Professional fees	157,650	98,948	214,561	121,075
Travel	19,597	58,617	52,471	78,241
Advertising and marketing	-	1,434	37,835	5,519
Depreciation and amortization	110,167	90,431	399,568	185,081
Rent	18,637	21,366	37,295	49,556
Other general and administrative	17,825	30,586	58,181	54,114
Loss on sale of assets	47,302	-	47,302	-

Total Operating Expenses	651,207	736,652	1,447,133	1,486,162

LOSS FROM OPERATIONS	(666,245)	(831,230)	(1,550,367)	(1,754,952)

OTHER INCOME (EXPENSE)

Interest income	1,375	-	2,750	-
Financing costs	(14,000)	(60,016)	(64,900)	(60,016)
Interest expense	(44,591)	(108,467)	(84,066)	(168,587)

Total Other Income (Expense)	(57,216)	(168,483)	(146,216)	(228,603)

NET LOSS BEFORE INCOME TAXES	(723,461)	(999,713)	(1,696,583)	(1,983,555)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (723,461)	$ (999,713)	$ (1,696,583)	$ (1,983,555)

LOSS PER SHARE - BASIC & DILUTED	$ (0.01)	$ (0.04)	$ (0.01)	$ (0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	114,548,637	24,221,411	114,470,966	24,221,411

The accompanying notes are an integral part of these condensed financial statements 4 DEFI GLOBAL, INC.
Condensed Consolidated Statements of Stockholders' Deficit
For the Period Ended June 30, 2010 and the Year Ended December 31, 2009

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2008	24,221,411	$ 24,221	$ 3,966,122	$ (5,859,793)

Reverser merger adjustment	49,739,020	49,739	(1,880,246)	-

Common stock issued to convert
debt and interest as part of the
reverse merger	38,799,854	38,800	3,913,729	-

Common stock issued for cash	1,640,000	1,640	408,360	-

Net loss for the year ended
December 31, 2009	-	-	-	(3,378,471)

Balance, December 31, 2009	114,400,285	114,400	6,407,965	(9,238,264)

Shares issued for services
to related parties	450,000	450	112,050

Net loss for the six months
ended June 30, 2010
(unaudited)				(1,696,583)

Balance, June 30, 2010
(unaudited)	114,850,285	$ 114,850	$ 6,520,015	$ (10,934,847)

The accompanying notes are an integral part of these condensed financial statements 5 DEFI GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Six Months
			Ended June 30,
			2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss			$ (1,696,583)	$ (1,983,555)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization			318,401	170,973
Loss on sale of assets			47,302
Stock issued for services			112,500
Change in operating assets and liabilities, net of acquisition:
Accounts receivable			29,831	(5,021)
Other receivables			(2,750)	4,559
Prepaids and other current assets			135,247	(324,019)
Domain names			593	389
Deferred Revenue			15,006
	Accounts payable and accrued expenses		683,592	1,012,483

	Net Cash Used in Operating Activities		(356,861)	(1,124,191)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development Costs			(6,000)	-
(Increase) decrease in deposits			(46,691)	-
Proceeds from sale of assets			20,000	-
Purchases of property and equipment			(202,902)	(1,057)

Net Cash Used in Investing Activities			(235,593)	(1,057)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in cash overdraft			-	24,646
Proceeds received on notes and convertible notes			590,000	205,000
Proceeds received from subordinated convertible note			-	910,156

	Net Cash Provided by Financing Activities		590,000	1,139,802

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS			(2,454)	14,554

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			8,082	8,950

CASH AND CASH EQUIVALENTS, END OF PERIOD			$ 5,628	$ 23,504

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest			$ -	$ -
Cash paid for income taxes			$ -	$ -

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

(1,696,583)

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

Total operating expenses decreased by approximately $85,445, or 12% from the prior comparative period, to $651,207. The decrease was due primarily to a decrease in payroll, professional fees and travel expenses, as the company focused on minimizing its operating expenses due to financial constraints. The Company’s focus on the engineering and development work needed for the RCCL contract, however, led to an approximate $20,000 increase to the depreciation and amortization of the created assets for this line of business compared to the prior comparative period. As a result of these activities, and our increased revenues, our net loss improved by $276,252 or 28% from the prior comparative period.

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

Liquidity and Capital Resources

We have experienced net losses of $1,696,583 and $1,983,555 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, we had $5,628 in cash on hand.  Cash flows from operations are not currently sufficient to fund operations and corporate expenses. During the period we received proceeds from notes payable of approximately $590,000 to support operating deficits.

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

We Received A Going Concern Opinion From Our Independent Auditors Due To Substantial Doubt As To Our Ability To Continue As A Going Concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused a combined accumulated deficit of approximately $10,935,000 as of June 30, 2010. In addition, we have a combined working capital deficit of approximately $6,677,000. We incurred net losses of $3,378,471 and $4,304,864 for the years ended December 31, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and obtain financing to meet our working capital requirements, we would have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

31..1 31.2 32.1

Amended Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Amended Certification of the registrant's Chief Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Amended Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

———————

(1) previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Amended registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFI GLOBAL, INC

Date: October 06, 2010
	By:	/s/Jeff Rice
	Name:	Jeff Rice Chief Executive Officer (Principal Executive Officer) /s/ Mark Sierra Mark Sierra (Principal Financial and Accounting Officer)
Title: By: Name: Title: