Form 10-Q
period 2010-09-30
DEFI GLOBAL, INC
filed 2010-11-15
CIK 1109219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

 For the quarterly period ended September 30, 2010

or

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

(310) 823-8300

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

Number of shares of DeFi Global, Inc. common stock, $0.001 par value, outstanding as of November 15, 2010: 114,850,285, exclusive of treasury shares.

DEFI GLOBAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEFI GLOBAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS

	September 30	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$ -	$ 8,082
Accounts receivable, net	22,720	111,682
Other receivables	7,250	2,750
Note receivable	60,000	60,000
Prepaids and other current assets	37,500	223,038

Total Current Assets	127,470	405,552

PROPERTY AND EQUIPMENT

Network hardware	267,623	267,623
Computer servers	150,323	150,323
Computer equipment	57,422	60,722
Furniture, fixtures and equipment	295,642	156,742

Total Property and Equipment	771,010	635,410
Less: Accumulated Depreciation	(570,551)	(369,139)

Net Property and Equipment	200,459	266,271

OTHER ASSETS

Network software and user licenses, net	1,274,274	1,245,940
Software development costs, net	734,408	944,777
Tradmarks, net	34,339	37,892
Domain names, net	9,405	11,072
Deferred Costs	20,000	-
Security deposits	52,351	2,602

Total Other Assets	2,124,778	2,242,283

TOTAL ASSETS	$ 2,452,706	$ 2,914,106

DEFI GLOBAL, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30	December 31,
	2010	2009
	(unaudited)
CURRENT LIABILITIES

Cash overdraft	$ 781	$ -
Accounts payable and accrued expenses	3,899,613	2,923,668
Advances - related party	123,319	85,548
Deferred Revenue	25,000	-
Subordinated convertible notes payable	10,000	10,000
Venture leasing note payable	625,871	625,871
Notes payable	865,000	200,000
Convertible note payable	-	-
Notes payable - related parties	156,500	81,500
Net liabilities of discontinued operations	1,703,418	1,703,418

Total Current Liabilities	7,409,503	5,630,005

Total Liabilities	7,409,503	5,630,005

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share,
250,000,000 shares authorized; 114,850,285 and
114,400,285 shares issued and outstanding, respectively	114,850	114,400
Additional paid-in-capital	6,520,015	6,407,965
Accumulated deficit	(11,591,661)	(9,238,264)

Total Stockholders' Deficit	(4,956,796)	(2,715,899)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,452,706	$ 2,914,106

The accompanying notes are an integral part of these financial statements

DEFI GLOBAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

REVENUES

Telecommunication income	$ -	$ 22,807	$ 1,605	$ 56,268
Development Revenue	12,500	400,000	25,000	400,000
Licensing Revenue	68,151	35	126,629	35

Total Revenue	80,651	422,842	153,234	456,303

COST OF SALES	87,491	213,650	263,308	515,901

GROSS PROFIT (LOSS)	(6,840)	209,192	(110,074)	(59,598)

OPERATING EXPENSES

Payroll, benefits and penalties	266,785	460,576	866,705	1,453,152
Professional fees	49,725	41,530	264,286	162,605
Travel	25,644	45,480	78,114	123,721
Advertising and marketing	3,690	9,794	41,525	15,313
Depreciation and amortization	167,948	119,832	567,516	304,913
Rent	18,590	18,646	55,886	68,202
Loss on sale of assets	-	-	47,302	-
Other general and administrative	17,438	80,387	75,619	134,501

Total Operating Expenses	549,820	776,245	1,996,953	2,262,407

LOSS FROM OPERATIONS	(556,660)	(567,053)	(2,107,027)	(2,322,005)

OTHER INCOME (EXPENSE)

Interest income	1,750	-	4,500	-
Financing costs	(17,500)	-	(82,400)	(60,016)
Interest expense	(54,404)	(50,387)	(168,470)	(218,974)

Total Other Income (Expense)	(70,154)	(50,387)	(246,370)	(278,990)

NET LOSS BEFORE INCOME TAXES	(626,814)	(617,440)	(2,353,397)	(2,600,995)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (626,814)	$ (617,440)	$ (2,353,397)	$ (2,600,995)

LOSS PER SHARE - BASIC & DILUTED	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	114,850,285	24,221,411	114,600,285	24,221,411

The accompanying notes are an integral part of these financial statements

DEFI GLOBAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2008	24,221,411	$ 24,221	$ 3,966,122	$ (5,859,793)

Reverser merger adjustment	49,739,020	49,739	(1,880,246)	-

Common stock issued to convert
debt and interest as part of the
reverse merger	38,799,854	38,800	3,913,729	-

Common stock issued for cash	1,640,000	1,640	408,360	-

Net loss for the year ended
December 31, 2009	-	-	-	(3,378,471)

Balance, December 31, 2009	114,400,285	114,400	6,407,965	(9,238,264)

Shares issued for services,
to related parties	450000	450	112,050

Net loss for the nine months
ended September 30, 2010
(unaudited)				(2,353,397)

Balance, September 30, 2010
(unaudited)	114,850,285	$ 114,850	$ 6,520,015	$ (11,591,661)

The accompanying notes are an integral part of these financial statements

DEFI GLOBAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,353,397)	$ (2,600,995)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	455,675	374,700
Loss on sale of assets	47,302	-
Stock issued for services	112,500	-
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	88,963	(154,795)
Other receivables	(4,500)	(7,101)
Prepaids and other current assets	185,538	(484,678)
Domain names	992	617
Deferred Costs	(20,000)	-
Deferred Revenue	25,000	-
Payables to related parties	1,975	-
Accounts payable and accrued expenses	1,011,741	1,684,707

Net Cash Used in Operating Activities	(448,212)	(1,187,545)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	(68,000)	(168,149)
(Increase) decrease in deposits	(49,749)	-
Proceeds from sale of assets	20,000	-
Purchases of property and equipment	(202,902)	(123,544)

Net Cash Used in Investing Activities	(300,651)	(291,693)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in cash overdraft	781	-
Increase in advances - related party	-	-
Payments on notes payable and convertible notes	(25,000)	-
Proceeds received on notes and convertible notes	765,000	80,000
Proceeds received from subordinated convertible note	-	1,391,396

Net Cash Provided by Financing Activities	740,781	1,471,396

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,082)	(7,842)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,082	8,950

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 1,108

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements

DEFI GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K which was filed on May 18, 2010.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 -GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of September 30, 2010, the Company had an accumulated deficit of approximately $11,590,000, significant negative working capital, and is in default on various notes payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

New share issuance

During the second quarter the company authorized the issuance of 450,000 shares to directors of the Company. The issuance was valued at $.25 per share ($112,500), which was the market value of the stock on that day.

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

On July 7, 2010, the Company entered into a promissory note with an individual whereby the Company borrowed $50,000. The terms of the promissory note are as follows: (a) interest of $4,000 due in advance upon closing of the note agreement and (b) the note is due and payable at any time after August 9, 2010 upon demand of the note holder.

On July 27, 2010, the Company entered into a promissory note with an individual whereby the Company borrowed $125,000. The terms of the promissory note are as follows: (a) interest of $18,750 due in advance upon closing of the note agreement and (b) the note is due and payable at any time after November 15, 2010 upon demand of the note holder.

NOTE 4 -NEWLY ADOPTED PRONOUNCEMENTS

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

NOTE 4 -NEWLY ADOPTED PRONOUNCEMENTS (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flow of the Company.

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

Following is a reconciliation of the loss per share for the nine months ended September 30, 2010:

Net (loss) available to common shareholders            $             (2,353,397)

Weighted average shares                                                          114,600,285

Basic and fully diluted loss per share (based

 on weighted average shares)                                       $                     (0.02)

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through September 30, 2010.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

There are no tax positions included in the accompanying consolidated financial statements at September 30, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through September 30, 2010, the Company had incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is approximately $11,590,000 at September 30, 2010, and will expire in the years 2028 through 2030.

NOTE 7 -SUBSEQUENT EVENTS

The Company has evaluated transactions subsequent to the quarter ended September 30, 2010 up to the date of the issuance of this report, and have no subsequent events to report.

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

DeFi completed phase one of the development project with Royal Caribbean Cruise Line (“RCCL”) and has successfully deployed the integrated software solution on board the largest cruise ship in the world, The Oasis of the Seas. Management continues to collaborate on a roll out schedule for other ships in the fleet, including the sister ship to the Oasis, the Allure of the Seas. The 3 year contracted relationship with Royal is revenue generating in the initial phase from licensing iPhone devices empowered with DeFi’s software solution to navigate, track other people in your party including children and communicate while on board the cruise ship. Revenues generated this quarter are from licensing a partial number of the committed iphones to Royal.  Royal brands the product “Royal Connect” and rents the devices and services to their customers.

The Company has also completed the development of the Sea World of San Antonio application.   These applications are free downloads from the Apple iTunes Store for use by the guests of their theme parks.

The Company has also secured a relationship  with Desert Poker LLC to develop a mobile poker application for iPhone and Android.  The specific features and functionality for the game are under review by the development team at DeFi.

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

Results of Operations for the Three-Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, our total revenues decreased by $342,191 from the corresponding three months of 2009, to a total of $80,651.  The decrease in revenue was a result of the decrease in development revenues from the prior year of $400,000 wherein we were developing the RCCL application, to $12,500 for the current quarter.  However, our licensingrevenues increase by $68,116 from the comparable period in 2009 due to the launch of our licensing of iphones to Royal Carribean Cruse Lines (RCCL) pursuant to our contract to provide them with iphones with our application software for rental to their passengers. Revenues in 2009 also included $22,807 from the beta testing of the Global Access Wifi International long distance services.

The Company is currently involved in installing our equipment on the second Royal Carribean ship, which upon completion should bring substantially more licensing revenues as well as development revenues. DeFi remains focused on strategic growth through new contracts for applications which bundle our network services, and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of sales decreased by $126,159 to $87,491 from the corresponding quarter of 2009. The change was due to the decreased costs associated with the international long distance services compared to the development and other costs associated with the RCCL development contract. Gross Profit(Loss) decreased from $209,192 in quarter three of 2009 to $(6,840) in the current quarter. The decrease is due to the substantial decrease in development revenues from the RCCL contract. The company anticipates a continued increase in revenues associated with the RCCL agreement as more iphones are placed in service in their fleet, and expect to have gross profit in the next calendar year.

Total operating expenses decreased by approximately $226,425, or 29% from the prior comparative period, to $549,820. The decrease was due primarily to a decrease in payroll, travel and other general and administrative expenses as the company focused on minimizing its operating expenses due to financial constraints. The Company’s focus on the engineering and development work needed for the RCCL contract, however, led to an approximate $54,000 increase to the depreciation and amortization of the created assets for this line of business compared to the prior comparative period. As a result of these activities, and our decreased revenues, our net loss increased by $(9,374) or 2% from the prior comparative period.

Results of Operations for the Nine-Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, our total revenues decreased by $303,069 or 66% from the corresponding six months of 2009, to a total of $153,234.  The decrease in revenue was a result of the completion and recording of the development revenues associated with developing the RCCL application in 2009 compared to the development revenues on current projects of $25,000. However, we have increased our licensing  revenues for the same reason to a total of $126,629 for the current year as compared to $35 for 2009 due to the launch of our licensing of iphones to RCCL pursuant to our development and license contract. Revenues in 2009 also included $56,268 from the beta testing of the Global Access Wifi International long distance services which has been suspended until funding can be received to launch the commercial platform.

Cost of sales decreased by approximately 49% to $263,308 from the corresponding nine month period of 2009. The change was due to the decreased costs associated with the international long distance services compared to the development and other costs associated with the Royal development contract. Gross Profit decreased from $(59,598) to $(110,074). The decrease is due to the explanations above. The company anticipates an increase in gross margin associated with the RCCL agreement.

Total operating expenses decreased by $265,454, or 12% from the prior comparative period. The decrease was due primarily to a decrease in payroll, travel and other administrative expenses , with an increase in depreciation and amortization of the software development costs associated with the RCCL contract. As a result of these activities, our net loss increased by $247,598 or 10% from the prior comparative period.

Liquidity and Capital Resources

We have experienced net losses of $2,353,397 and $2,600,995 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, we had $0 in cash on hand.  Cash flows from operations are not currently sufficient to fund operations and corporate expenses. During the period we received proceeds from notes payable of approximately $765,000 to support operating and investing deficits. $25,000 in principal payments were made on the notes payable during this same period.

At the end of the period, cash and cash equivalents decreased approximately $(8,082) from the prior year end. Net cash used in operating activities decreased approximately $739,333 from the prior comparative period to ($448,212) from ($1,187,545).  The company had a minimal increase in the use of funds for Investing activities of $300,651 compared to $291,693 for 2009. These uses of funds were associated with the ongoing development projects. Net cash provided by financing activities during 2010 was $740,781 compared to $1,471,396 in 2009, with all financing coming from notes and convertible notes from private placements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1.LEGAL PROCEEDINGS

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

We Received A Going Concern Opinion From Our Independent Auditors Due To Substantial Doubt As To Our Ability To Continue As A Going Concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused a combined accumulated deficit of approximately $11,590,000 as of September 30, 2010. In addition, we have a combined working capital deficit of approximately $7,282,033. We incurred net losses of $3,378,471 and $4,304,864 for the years ended December 31, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and obtain financing to meet our working capital requirements, we would have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

The Failure to Attract and Retain Key Personnel Could Adversely Affect Our Business.

The Company realizes that new sources of talent/personnel will be needed to promote growth and foster shareholder value. Management plans to recruit additional executive managers who will focus on expanding our core competencies, once the Company has sufficient capital resources to do so. Currently we depend to a significant extent upon the continuing services and contributions of our senior management team and other key personnel, including particularly Jeff Rice, our recently appointed  Chief Executive Officer.  Although we have contracts with our Chief Executive Officer, Jeff Rice, and our President, Dave Thomas, we do not have key man life insurance on senior management. Our business could suffer if we were unable to retain our current senior management, or unable to attract and retain additional highly skilled personnel.

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

Our Common Stock Is Deemed A “Penny Stock,” Which Makes it More Difficult For Our Investors To Sell Their Shares.

Our common stock is deemed subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934 (the “34 Act”). The penny stock rules generally apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and which trade at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules. The number of broker-dealers willing to act as market makers in such penny stocks is alsolimited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Because A Significant Portion Of Our Stock Ownership is Concentrated in A Small Number of Stockholder Officers and Directors, they Can Exert Significant Control Over Our Business and Affairs.

Our Chief Executive officer, Jeff Rice, and our President Dave Thomas, each own or control a significant percentage of our common stock. Jeff Rice may be deemed to own 5% of our outstanding shares, and Dave Thomas may be deemed to own 3% of our outstanding shares.  Our directors and executive officers and former executive officers as a group may be deemed beneficially to own an aggregate of approximately 8,648,000 shares of our common stock, or approximately 8% of the outstanding shares of our common stock. These figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any options or warrants they may in the future be granted. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2010 the company issued 450,000 shares of common stock to directors of the Company as compensation for the next 12 month period. No proceeds were received from the issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as part of this Form 10-Q.

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of DeFi Global, Inc. (1)
3.1	Amended and Restated Articles of Incorporation of DeFi Global, Inc. (1)
3.2	Articles of Amendment to Articles of Incorporation (1)
3.1	Amended and Restated Bylaws of DeFi Global, Inc. (1)
31.1	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the registrant's Chief Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: November 15, 2010